Form 10-Q
period 1995-09-30
SOUTHWEST ROYALTIES INSTITUTIONAL INCOME FUND VIII B L P
filed 1995-11-09
CIK 825886

FORM 10-Q


                    SECURITIES AND EXCHANGE COMMISSION
                          WASHINGTON, D.C.  20549

(Mark One)

(X)  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
     OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 1995

                                    OR

( )  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
     OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ________________ to ________________

Commission file number 0-16494


        Southwest Royalties Institutional Income Fund VIII-B, L.P.
                  (Exact name of registrant as specified
                   in its limited partnership agreement)

Delaware                                           75-2220418
(State or other jurisdiction of                (I.R.S. Employer
incorporation or organization)                Identification No.)


                       407 N. Big Spring, Suite 300
                           Midland, Texas 79701
                 (Address of principal executive offices)

                              (915) 686-9927
                      (Registrant's telephone number,
                           including area code)

Indicate by check mark whether registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days:

                            Yes   X   No

         The total number of pages contained in this report is 14.

                      PART I. - FINANCIAL INFORMATION


Item 1.  Financial Statements

The unaudited condensed financial statements included herein have been prepared by the Registrant (herein also referred to as the "Partnership") in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments necessary for a fair presentation have been included and are of a normal recurring nature. The financial statements should be read in conjunction with the audited financial statements and the notes thereto for the year ended December 31, 1994 which are found in the Registrant's Form 10-K Report for 1994 filed with the Securities and Exchange Commission. The December 31, 1994 balance sheet included herein has been taken from the Registrant's 1994 Form 10-K Report. Operating results for the three and nine month periods ended September 30, 1995 are not necessarily indicative of the results that may be expected for the full year.

        Southwest Royalties Institutional Income Fund VIII-B, L.P.

                              Balance Sheets


                                               September 30,  December 31,
                                                   1995           1994
                                               -------------  ------------
                                                (unaudited)
      Assets

Current assets:
  Cash                                       $      35,118        29,455
  Receivable from Managing General Partner          71,783        69,109
                                                 ---------     ---------
    Total current assets                           106,901        98,564
                                                 ---------     ---------
Oil and gas properties - using the full
 cost method of accounting                       4,211,953     4,260,353
  Less accumulated depreciation,
   depletion and amortization                    2,819,434     2,692,434
                                                 ---------     ---------
    Net oil and gas properties                   1,392,519     1,567,919
                                                 ---------     ---------
                                             $   1,499,420     1,666,483
                                                 =========     =========
      Liabilities and Partners' Equity

Current liabilities:
  Accounts payable                           $       -               660
  Distributions payable                                170           281
                                                 ---------     ---------
    Total current liabilities                          170           941
                                                 ---------     ---------
Partners' equity:
  General partners                                   9,672        10,706
  Limited partners                               1,489,578     1,654,836
                                                 ---------     ---------
    Total partners' equity                       1,499,250     1,665,542
                                                 ---------     ---------
                                             $   1,499,420     1,666,483
                                                 =========     =========

        Southwest Royalties Institutional Income Fund VIII-B, L.P.

                         Statements of Operations
                                (unaudited)


                                 Three Months Ended     Nine Months Ended
                                   September 30,          September 30,
                                  1995        1994       1995        1994
                                  ----        ----       ----        ----
      Revenues

Income (loss) from net
 profits interests           $  (25,204)     76,327     277,451    234,722
Interest income                     392         595       1,301      1,079
                                -------     -------     -------    -------
                                (24,812)     76,922     278,752    235,801
                                -------     -------     -------    -------
      Expenses

General and administrative       17,948      19,064      64,591     68,691
Depreciation, depletion and
 amortization                    37,000      70,000     127,000    199,000
                                -------     -------     -------    -------
                                 54,948      89,064     191,591    267,691
                                -------     -------     -------    -------
Net income (loss)            $  (79,760)    (12,142)     87,161    (31,890)
                                =======     =======     =======    =======
Net income (loss) allocated
 to:

  Managing General Partner   $   (3,848)      5,207      19,274     15,040
                                =======     =======     =======    =======
  General partner            $     (428)        579       2,142      1,671
                                =======     =======     =======    =======
  Limited partners           $  (75,484)    (17,928)     65,745    (48,601)
                                =======     =======     =======    =======
    Per limited partner unit $    (7.44)      (1.77)       6.48      (4.79)
                                =======     =======     =======    =======

        Southwest Royalties Institutional Income Fund VIII-B, L.P.

                         Statements of Cash Flows
                                (unaudited)


                                                         Nine Months Ended
                                                           September 30,
                                                          1995       1994
                                                          ----       ----
Cash flows from operating activities:

  Cash received from income from net
   profits interests                                 $  274,777    273,764
  Cash paid to suppliers                                (65,251)   (68,692)
  Interest received                                       1,301      1,079
                                                        -------    -------
    Net cash provided by operating
     activities                                         210,827    206,151
                                                        -------    -------
Cash provided by investing activities:

  Sale of oil and gas properties                         48,400       -
                                                        -------    -------
Cash used in financing activities:

  Distributions to partners                            (253,564)  (159,545)
                                                        -------    -------
    Net increase in cash                                  5,663     46,606

Cash:
  Beginning of period                                    29,455      5,297
                                                        -------    -------
  End of period                                      $   35,118     51,903
                                                        =======    =======

                                                                (continued)

        Southwest Royalties Institutional Income Fund VIII-B, L.P.

                                (unaudited)


                                                         Nine Months Ended
                                                           September 30,
                                                          1995       1994
                                                          ----       ----
Reconciliation of net income (loss)
 to net cash provided by operating
 activities:

Net income (loss)                                    $   87,161    (31,890)

Adjustments to reconcile net income (loss) to net cash provided by operating activities:

  Depreciation, depletion and amortization              127,000    199,000
  (Increase) decrease in accounts receivable             (2,674)    39,042
  Decrease in accounts payable                             (660)        (1)
                                                        -------    -------
Net cash provided by operating activities            $  210,827    206,151
                                                        =======    =======

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

General

Southwest Royalties Institutional Income Fund VIII-B, L.P. was organized as a Delaware limited partnership on November 30, 1987. The offering of such limited partnership interests began March 31, 1988, minimum capital requirements were met July 11, 1988, and concluded on March 31, 1989 with total limited partner contributions of $5,073,500.

The Partnership was formed to acquire royalty and net profits interests in producing oil and gas properties, to produce and market crude oil and natural gas produced from such properties, and to distribute the net proceeds from operations to the limited and general partners. Net revenues from producing oil and gas properties will not be reinvested in other revenue producing assets except to the extent that production facilities and wells are improved or reworked or where methods are employed to improve or enable more efficient recovery of oil and gas reserves.

Increases or decreases in Partnership revenues and, therefore, distributions to partners will depend primarily on changes in the prices received for production, changes in volumes of production sold, lease operating expenses, enhanced recovery projects, offset drilling activities pursuant to farmout arrangements, sales of properties, and the depletion of wells. Since wells deplete over time, production can generally be expected to decline from year to year.

Well operating costs usually decrease with production declines; however, these costs may not decrease proportionately. Net income available for distribution to the partners is therefore expected to fluctuate in later years based on these factors.

Results of Operations

A.  General Comparison of the Quarters Ended September 30, 1995 and 1994

The following table provides certain information regarding performance factors for the quarters ended September 30, 1995 and 1994:

                                                Three Months
                                                    Ended       Percentage
                                                September 30,    Increase
                                                1995     1994   (Decrease)
                                                ----     ----   ----------
Average price per barrel of oil             $   16.32    16.76      (3%)
Average price per mcf of gas                $    1.97     1.76      12%
Oil production in barrels                      13,200   12,400       6%
Gas production in mcf                          14,800   16,200      (9%)
Income (loss) from net profits interests    $ (25,204)  76,327    (133%)
Partnership distributions                   $  39,500   74,000     (47%)
Limited partner distributions               $  35,550   66,600     (47%)
Per unit distribution to limited partners   $    3.50     6.56     (47%)
Number of limited partner units                10,147   10,147

Net Profits Interests

The Partnership's income (loss) from net profits interests decreased to $(25,204) from $76,327 for the quarters ended September 30, 1995 and 1994, respectively, a decrease of 133%. The principal factors affecting the comparison of the quarters ended September 30, 1995 and 1994 are as follows:

1. The average price for a barrel of oil received by the Partnership decreased during the quarter ended September 30, 1995 as compared to the quarter ended September 30, 1994 by 3%, or $.44 per barrel, resulting in a decrease of approximately $5,500 in income from net profits interests. Oil sales represented 88% of total oil and gas sales during the quarters ended September 30, 1995 and 1994.

    The average price for an mcf of gas received by the Partnership increased during the same period by 12%, or $.21 per mcf, resulting in an increase of approximately $3,400 in income from net profits interests.

    The net total decrease in income from net profits interests due to the change in prices received from oil and gas production is approximately $2,100. The market price for oil and gas has been extremely volatile over the past decade, and management expects a certain amount of volatility to continue in the foreseeable future.

2. Oil production increased approximately 800 barrels or 6% during the quarter ended September 30, 1995 as compared to the quarter ended September 30, 1994, resulting in an increase of approximately $13,100 in income from net profits interests.

    Gas production decreased approximately 1,400 mcf or 9% during the same period, resulting in a decrease of approximately $2,800 in income from net profits interests.

    The net total increase in income from net profits interests due to the change in production is approximately $10,300.

3. Lease operating costs and production taxes were 68% higher, or approximately $109,400 more during the quarter ended September 30, 1995 as compared to the quarter ended September 30, 1994. The increase is a result of workover costs incurred in 1995.

Costs and Expenses

Total costs and expenses decreased to $54,948 from $89,064 for the quarters ended September 30, 1995 and 1994, respectively, a decrease of 38%. The decrease is the result of a decrease in general and administrative expense and depletion.

1. General and administrative costs consists of independent accounting and engineering fees, computer services, postage, and Managing General Partner personnel costs. General and administrative costs decreased 6% or approximately $1,100 during the quarter ended September 30, 1995 as compared to the quarter ended September 30, 1994.

2.  Depletion expense decreased to $37,000 for the quarter ended
    September 30, 1995 from $70,000 for the same period in 1994. This represents a decrease of 47%. Depletion is calculated using the gross revenue method of amortization based on a percentage of current period gross revenues to total future gross oil and gas revenues, as estimated by the Partnership's independent petroleum consultants. Although oil and gas revenues increased for the quarter ended September 30, 1995 as compared to the quarter ended September 30, 1994, the decrease in depletion expense is the result of the change in oil prices since 1994.

B.  General Comparison of the Nine Month Periods Ended September 30, 1995 and
    1994

The following table provides certain information regarding performance factors for the nine month periods ended September 30, 1995 and 1994:

                                                Nine Months
                                                   Ended        Percentage
                                               September 30,     Increase
                                               1995     1994    (Decrease)
                                               ----     ----    ----------
Average price per barrel of oil             $   16.94    15.26     11%
Average price per mcf of gas                $    2.03     1.89      7%
Oil production in barrels                      43,900   37,800     16%
Gas production in mcf                          48,100   52,800     (9%)
Income from net profits interests           $ 277,451  234,722     18%
Partnership distributions                   $ 253,453  159,500     59%
Limited partner distributions               $ 231,003  143,550     61%
Per unit distribution to limited partners   $   22.77    14.15     61%
Number of limited partner units                10,147   10,147

Net Profits Interests

The Partnership's income from net profits interests increased to $277,451 from $234,722 for the nine months ended September 30, 1995 and 1994, respectively, an increase of 18%. The principal factors affecting the comparison of the nine months ended September 30, 1995 and 1994 are as follows:

1. The average price for a barrel of oil received by the Partnership increased during the nine months ended September 30, 1995 as compared to the nine months ended September 30, 1994 by 11%, or $1.68 per barrel, resulting in an increase of approximately $63,500 in income from net profits interests. Oil sales represented 88% of total oil and gas sales during the nine months ended September 30, 1995 as compared to 85% during the nine months ended September 30, 1994.

    The average price for an mcf of gas received by the Partnership increased during the same period by 7%, or $.14 per mcf, resulting in an increase of approximately $7,400 in income from net profits interests.

    The total increase in income from net profits interests due to the change in prices received from oil and gas production is approximately $70,900. The market price for oil and gas has been extremely volatile over the past decade, and management expects a certain amount of volatility to continue in the foreseeable future.

2. Oil production increased approximately 6,100 barrels or 16% during the nine months ended September 30, 1995 as compared to the nine months ended September 30, 1994, resulting in an increase of approximately $103,300 in income from net profits interests.

    Gas production decreased approximately 4,700 mcf or 9% during the same period, resulting in a decrease of approximately $9,500 in income from net profits interests.

    The net total increase in income from net profits interests due to the change in production is approximately $93,800. The increase is a result of successful workovers.

3. Lease operating costs and production taxes were 28% higher, or approximately $121,900 more during the nine months ended September 30, 1995 as compared to the nine months ended September 30, 1994. The increase is a result of workover costs incurred in 1995.

Costs and Expenses

Total costs and expenses decreased to $191,591 from $267,691 for the nine months ended September 30, 1995 and 1994, respectively, a decrease of 28%. The decrease is the result of a decrease in general and administrative expense and depletion.

1. General and administrative costs consists of independent accounting and engineering fees, computer services, postage, and Managing General Partner personnel costs. General and administrative costs decreased 6% or approximately $4,100 during the nine months ended September 30, 1995 as compared to the nine months ended September 30, 1994.

2. Depletion expense decreased to $127,000 for the nine months ended September 30, 1995 from $199,000 for the same period in 1994. This represents a decrease of 36%. Depletion is calculated using the gross revenue method of amortization based on a percentage of current period gross revenues to total future gross oil and gas revenues, as estimated by the Partnership's independent petroleum consultants. Although oil and gas revenues increased during the nine months ended September 30, 1995 as compared to the nine months ended September 30, 1994, the decrease in depletion expense is the result of the change in oil prices since 1994.

Liquidity and Capital Resources

The primary source of cash is from profitable operations. The Partnership knows of no material change, nor does it anticipate any such change.

Cash flows provided by operating activities were approximately $210,800 in the nine months ended September 30, 1995 as compared to approximately $206,200 in the nine months ended September 30, 1994. Primary source of the 1995 cash flow from operating activities was profitable operations.

Cash flows provided by investing activities were $48,400 in the nine months ended September 30, 1995 as compared to none in the nine months ended September 30, 1994.

Cash flows used in financing activities were approximately $253,600 in the nine months ended September 30, 1995 as compared to approximately $159,500 in the nine months ended September 30, 1994. The only use in financing activities was the distributions to partners.

Total distributions during the nine months ended September 30, 1995 were $253,453, of which $231,003 was distributed to the limited partners and $22,450 was distributed to the general partners. The per unit distribution to limited partners during the nine months ended September 30, 1995 was $22.77. Total distributions during the nine months ended September 30, 1994 were $159,500, of which $143,550 was distributed to the limited partners and $15,950 was distributed to the general partners. The per unit distribution to limited partners during the nine months ended September 30, 1994 was $14.15. The sources for the 1995 distributions of $253,453 were oil and gas operations of approximately $210,800 and sales of oil and gas properties of $48,400, resulting in excess cash for contingencies or subsequent distributions. The source for the 1994 distributions of $159,500 was oil and gas operations of approximately $206,200, resulting in excess cash for contingencies or subsequent distributions.

Since inception of the Partnership, cumulative monthly cash distributions of $4,039,863 have been made to the partners. As of September 30, 1995, $3,653,189 or $360.03 per limited partner unit has been distributed to the limited partners, representing a 72% return of the capital contributed.

As of September 30, 1995, the Partnership had approximately $106,700 in working capital. The Managing General Partner knows of no unusual contractual commitments and believes the revenues generated from operations are adequate to meet the needs of the Partnership.

                       PART II. - OTHER INFORMATION


Item 1.  Legal Proceedings

         None

Item 2.  Changes in Securities

         None

Item 3.  Defaults Upon Senior Securities

         None

Item 4.  Submission of Matter to a Vote of Security Holders

         None

Item 5.  Other Information

         None

Item 6.  Exhibits and Reports on Form 8-K

         (a)  None
         (b) No reports on Form 8-K were filed during the quarter for which this report is filed.

                                SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                 SOUTHWEST ROYALTIES INSTITUTIONAL
                                 INCOME FUND VIII-B, L.P.
                                 a Delaware limited partnership


                                 By:  Southwest Royalties, Inc.
                                      Managing General Partner


Date:  November 9, 1995         By:  /s/ Bill E. Coggin
                                      ------------------------------
                                      Bill E. Coggin, Vice President
                                      and Chief Financial Officer