Form 10-Q
period 1996-06-30
SOUTHWEST ROYALTIES INSTITUTIONAL INCOME FUND VIII B L P
filed 1996-08-12
CIK 825886

FORM 10-Q


                    SECURITIES AND EXCHANGE COMMISSION
                          WASHINGTON, D.C.  20549

(Mark One)

(X)  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
     OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 1996

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

PAGE

                      PART I. - FINANCIAL INFORMATION


Item 1. Financial Statements

The unaudited condensed financial statements included herein have been prepared by the Registrant (herein also referred to as the "Partnership") in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments necessary for a fair presentation have been included and are of a normal recurring nature. The financial statements should be read in conjunction with the audited financial statements and the notes thereto for the year ended December 31, 1995 which are found in the Registrant's Form 10-K Report for 1995 filed with the Securities and Exchange Commission. The December 31, 1995 balance sheet included herein has been taken from the Registrant's 1995 Form 10-K Report. Operating results for the three and six month periods ended June 30, 1996 are not necessarily indicative of the results that may be expected for the full year.

PAGE

        Southwest Royalties Institutional Income Fund VIII-B, L.P.

                              Balance Sheets


                                                 June 30,      December 31,
                                                   1996            1995
                                                ---------      ------------
                                               (unaudited)

     Assets

Current assets:
  Cash and cash equivalents                  $     25,087          38,072
  Receivable from Managing
   General Partner                                136,398         112,904
                                                ---------       ---------
      Total current assets                        161,485         150,976
                                                ---------       ---------
Oil and gas properties - using the
 full cost method of accounting                 4,196,749       4,196,749
  Less accumulated depreciation,
    depletion and amortization                  2,892,434       2,819,434
                                                ---------       ---------
      Net oil and gas properties                1,304,315       1,377,315
                                                ---------       ---------
                                             $  1,465,800       1,528,291
                                                =========       =========
     Liabilities and Partners' Equity

Current liability - Distributions payable    $        249             155
                                                ---------       ---------
Partners' equity:
  General partners                                 14,728          13,132
  Limited partners                              1,450,823       1,515,004
                                                ---------       ---------
      Total partners' equity                    1,465,551       1,528,136
                                                ---------       ---------
                                             $  1,465,800       1,528,291
                                                =========       =========

PAGE

        Southwest Royalties Institutional Income Fund VIII-B, L.P.

                         Statements of Operations
                                (unaudited)


                                 Three Months Ended     Six Months Ended
                                       June 30,             June 30,
                                   1996       1995      1996       1995

     Revenues

Income from net profits
 interests                    $   209,175    152,806    346,830    302,656
Interest                              624        515        930        909
                                  -------    -------    -------    -------
                                  209,799    153,321    347,760    303,565
                                  -------    -------    -------    -------

     Expenses

General and administrative         18,126     16,779     44,805     46,644
Depreciation, depletion and
  amortization                     39,000     40,000     73,000     90,000
                                  -------    -------    -------    -------
                                   57,126     56,779    117,805    136,644
                                  -------    -------    -------    -------
Net income                    $   152,673     96,542    229,955    166,921
                                  =======    =======    =======    =======
Net income allocated to:

  Managing General Partner    $    17,251     12,289     27,266     23,123
                                  =======    =======    =======    =======
  General Partner             $     1,917      1,365      3,030      2,569
                                  =======    =======    =======    =======
  Limited Partners            $   133,505     82,888    199,659    141,229
                                  =======    =======    =======    =======
    Per limited partner
     unit                     $     13.16       8.17      19.68      13.92
                                  =======    =======    =======    =======

PAGE

        Southwest Royalties Institutional Income Fund VIII-B, L.P.

                         Statements of Cash Flows
                                (unaudited)


                                                        Six Months Ended
                                                             June 30,
                                                         1996       1995

Cash flows from operating activities:

  Cash received from income from net
    profits interests                               $   322,268    252,181
  Cash paid to suppliers                                (44,737)   (46,873)
  Interest received                                         930        909
                                                        -------    -------
    Net cash provided by operating
      activities                                        278,461    206,217
                                                        -------    -------
Cash flows provided by investing
 activities:

  Cash received from sale of oil
    and gas properties                                    1,000     48,400
                                                        -------    -------
Cash flows used in financing
 activities:

  Distributions to partners                            (292,446)  (214,033)
                                                        -------    -------
Net increase (decrease) in cash and
 cash equivalents                                       (12,985)    40,584

  Beginning of period                                    38,072     29,455
                                                        -------    -------
  End of period                                     $    25,087     70,039
                                                        =======    =======

                                                                (continued)

PAGE

        Southwest Royalties Institutional Income Fund VIII-B, L.P.

                                (unaudited)


                                                        Six Months Ended
                                                             June 30,
                                                         1996       1995

Reconciliation of net income to
  net cash provided by operating
  activities:

Net income                                          $   229,955    166,921

Adjustments to reconcile net income
  to net cash provided by operating
  activities:

    Depreciation, depletion and
     amortization                                        73,000     90,000
    Increase in receivables                             (24,494)   (50,475)
    Decrease in payables                                   -          (229)
                                                        -------    -------
Net cash provided by operating
  activities                                        $   278,461    206,217
                                                        =======    =======

PAGE

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

PAGE

Results of Operations

A.  General Comparison of the Quarters Ended June 30, 1996 and 1995

The following table provides certain information regarding performance factors for the quarters ended June 30, 1996 and 1995:

                                               Three Months
                                                  Ended         Percentage
                                                 June 30,        Increase
                                              1996      1995    (Decrease)
                                              ----      ----    ----------

Average price per barrel of oil          $   20.45     17.73        15%
Average price per mcf of gas             $    2.54      1.99        28%
Oil production in barrels                   14,900    14,900         -
Gas production in mcf                       16,200    16,400        (1%)
Income from net profits interests        $ 209,175   152,806        37%
Partnership distributions                $ 170,000   115,953        47%
Limited partner distributions            $ 153,000   107,253        43%
Per unit distribution to limited
 partners                                $   15.08     10.57        43%
Number of limited partner units             10,147    10,147

Revenues

The Partnership's income from net profits interests increased to $209,175 from $152,806 for the quarters ended June 30, 1996 and 1995, respectively, an increase of 37%. The principal factors affecting the comparison of the quarters ended June 30, 1996 and 1995 are as follows:

1. The average price for a barrel of oil received by the Partnership increased during the quarter ended June 30, 1996 as compared to the quarter ended June 30, 1995 by 15%, or $2.72 per barrel, resulting in an increase of approximately $40,500 in income from net profits interests. Oil sales represented 88% of total oil and gas sales during the quarter ended June 30, 1996 as compared to 89% during the quarter ended June 30, 1995.

    The average price for an mcf of gas received by the Partnership increased during the same period by 28%, or $.55 per mcf, resulting in an increase of approximately $9,000 in income from net profits interests.

    The total increase in income from net profits interests due to the change in prices received from oil and gas production is approximately $49,500. The market price for oil and gas has been extremely volatile over the past decade, and management expects a certain amount of volatility to continue in the foreseeable future.

PAGE

2. Oil production remained relatively unchanged during the quarter ended June 30, 1996 as compared to the quarter ended June 30, 1995.

    Gas production decreased approximately 200 mcf or 1% during the same period, resulting in a decrease of approximately $500 in income from net profits interests.

    The total decrease in income from net profits interests due to the change in production is approximately $500.

3. Lease operating costs and production taxes were 5% lower, or approximately $7,300 less during the quarter ended June 30, 1996 as compared to the quarter ended June 30, 1995.

Costs and Expenses

Total costs and expenses increased to $57,126 from $56,779 for the quarters ended June 30, 1996 and 1995, respectively, an increase of 1%. The increase is the result of higher general and administrative expense, offset by a decrease in depletion expense.

1. General and administrative costs consists of independent accounting and engineering fees, computer services, postage, and Managing General Partner personnel costs. General and administrative costs increased 8% or approximately $1,300 during the quarter ended June 30, 1996 as compared to the quarter ended June 30, 1995.

2. Depletion expense decreased to $39,000 for the quarter ended June 30, 1996 from $40,000 for the same period in 1995. This represents a decrease of 3%. Depletion is calculated using the gross revenue method of amortization based on a percentage of current period gross revenues to total future gross oil and gas revenues, as estimated by the Partnership's independent petroleum consultants.

    Two factors that attributed to the decline in depletion expense between the comparative periods were the increase in the price of oil and gas used to determine the Partnership's reserves for January 1, 1996 as compared to 1995 and the increase in property sales.

B.  General Comparison of the Six Month Periods Ended June 30, 1996 and 1995

The following table provides certain information regarding performance factors for the six month periods ended June 30, 1996 and 1995:


                                                Six Months
                                                  Ended         Percentage
                                                 June 30,        Increase
                                              1996      1995    (Decrease)
                                              ----      ----    ----------

Average price per barrel of oil          $   19.42     17.21        13%
Average price per mcf of gas             $    2.47      2.06        20%
Oil production in barrels                   29,300    30,700        (5%)
Gas production in mcf                       32,200    33,300        (3%)
Income from net profits interests        $ 346,830   302,656        15%
Partnership distributions                $ 292,540   213,953        37%
Limited partner distributions            $ 263,840   195,453        35%
Per unit distribution to limited
 partners                                $   26.00     19.26        35%
Number of limited partner units             10,147    10,147

Revenues

The Partnership's income from net profits interests increased to $346,830 from $302,656 for the six months ended June 30, 1996 and 1995, respectively, an increase of 15%. The principal factors affecting the comparison of the six months ended June 30, 1996 and 1995 are as follows:

1. The average price for a barrel of oil received by the Partnership increased during the six months ended June 30, 1996 as compared to the six months ended June 30, 1995 by 13%, or $2.21 per barrel, resulting in an increase of approximately $67,800 in income from net profits interests. Oil sales represented 88% of total oil and gas sales during the six months ended June 30, 1996 as compared to 89% during the six months ended June 30, 1995.

    The average price for an mcf of gas received by the Partnership increased during the same period by 20%, or $.41 per mcf, resulting in an increase of approximately $13,700 in income from net profits interests.

    The total increase in income from net profits interests due to the change in prices received from oil and gas production is approximately $81,500. The market price for oil and gas has been extremely volatile over the past decade, and management expects a certain amount of volatility to continue in the foreseeable future.

2. Oil production decreased approximately 1,400 barrels or 5% during the six months ended June 30, 1996 as compared to the six months ended June 30, 1995, resulting in a decrease of approximately $27,200 in income from net profits interests.

    Gas production decreased approximately 1,100 mcf or 3% during the same period, resulting in a decrease of approximately $2,700 in income from net profits interests.

    The total decrease in income from net profits interests due to the change in production is approximately $29,900.

3. Lease operating costs and production taxes were 2% higher, or approximately $6,400 more during the six months ended June 30, 1996 as compared to the six months ended June 30, 1995.

Costs and Expenses

Total costs and expenses decreased to $117,805 from $136,644 for the six months ended June 30, 1996 and 1995, respectively, a decrease of 14%. The decrease is the result of a decline in general and administrative expense and depletion expense.

1. General and administrative costs consists of independent accounting and engineering fees, computer services, postage, and Managing General Partner personnel costs. General and administrative costs decreased 4% or approximately $1,800 during the six months ended June 30, 1996 as compared to the six months ended June 30, 1995.

2. Depletion expense decreased to $73,000 for the six months ended June 30, 1996 from $90,000 for the same period in 1995. This represents a decrease of 19%. Depletion is calculated using the gross revenue method of amortization based on a percentage of current period gross revenues to total future gross oil and gas revenues, as estimated by the Partnership's independent petroleum consultants.

    Two factors that attributed to the decline in depletion expense between the comparative periods were the increase in the price of oil and gas used to determine the Partnership's reserves for January 1, 1996 as compared to 1995 and the increase in property sales.

PAGE

Liquidity and Capital Resources

The primary source of cash is from operations, the receipt of income from interests in oil and gas properties. The Partnership knows of no material change, nor does it anticipate any such change.

Cash flows provided by operating activities were approximately $278,500 in the six months ended June 30, 1996 as compared to approximately $206,200 in the six months ended June 30, 1995. The primary source of the 1996 cash flow from operating activities was profitable operations.

Cash flows provided by investing activities were approximately $1,000 in the six months ended June 30, 1996 as compared to approximately $48,400 in the six months ended June 30, 1995. The principle source of the 1996 cash flow from investing activities was the sale of oil and gas properties.

Cash flows used in financing activities were approximately $292,400 in the six months ended June 30, 1996 as compared to approximately $214,000 in the six months ended June 30, 1995. The only use in financing activities was the distributions to partners.

Total distributions during the six months ended June 30, 1996 were $292,540 of which $263,840 was distributed to the limited partners and $28,700 to the general partners. The per unit distribution to limited partners during the six months ended June 30, 1996 was $26.00. Total distributions during the six months ended June 30, 1995 were $213,953 of which $195,453 was distributed to the limited partners and $18,500 to the general partners. The per unit distribution to limited partners during the six months ended June 30, 1995 was $19.26.

The sources for the 1996 distributions of $292,540 were oil and gas operations of approximately $278,500 and the sale of oil and gas properties of approximately $1,000, with the balance from available cash on hand at the beginning of the period. The sources for the 1995 distributions of $213,953 were oil and gas operations of approximately $206,200 and the sale of oil and gas properties of approximately $48,400, resulting in excess cash for contingencies or subsequent distributions.

Since inception of the Partnership, cumulative monthly cash distributions of $4,447,115 have been made to the partners. As of June 30, 1996, $4,020,841 or $396.26 per limited partner unit has been distributed to the limited partners, representing a 79% return of the capital contributed.

As of June 30, 1996, the Partnership had approximately $161,200 in working capital. The Managing General Partner knows of no unusual contractual commitments and believes the revenues generated from operations are adequate to meet the needs of the Partnership.

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

                                 SOUTHWEST ROYALTIES INSTITUTIONAL
                                 INCOME FUND VIII-B, L.P.
                                 a Delaware limited partnership


                                 By:   Southwest Royalties, Inc.
                                       Managing General Partner


                                 By:   /s/ Bill E. Coggin
                                       Bill E. Coggin, Vice President
                                       and Chief Financial Officer
Date: August 12, 1996