Form 10-Q
period 1996-09-30
SOUTHWEST ROYALTIES INSTITUTIONAL INCOME FUND VIII B L P
filed 1996-11-12
CIK 825886

FORM 10-Q


                    SECURITIES AND EXCHANGE COMMISSION
                          WASHINGTON, D.C.  20549

(Mark One)

(X)  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
     OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 1996

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

                      PART I. - FINANCIAL INFORMATION


Item 1. Financial Statements

The unaudited condensed financial statements included herein have been prepared by the Registrant (herein also referred to as the "Partnership") in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments necessary for a fair presentation have been included and are of a normal recurring nature. The financial statements should be read in conjunction with the audited financial statements and the notes thereto for the year ended December 31, 1995 which are found in the Registrant's Form 10-K Report for 1995 filed with the Securities and Exchange Commission. The December 31, 1995 balance sheet included herein has been taken from the Registrant's 1995 Form 10-K Report. Operating results for the three and nine month periods ended September 30, 1996 are not necessarily indicative of the results that may be expected for the full year.

        Southwest Royalties Institutional Income Fund VIII-B, L.P.

                              Balance Sheets


                                               September 30,   December 31,
                                                   1996            1995
                                               -------------   ------------
                                                (unaudited)

     Assets

Current assets:
  Cash and cash equivalents                  $     35,992          38,072
  Receivable from Managing
   General Partner                                129,997         112,904
                                                ---------       ---------
      Total current assets                        165,989         150,976
                                                ---------       ---------
Oil and gas properties - using the
 full cost method of accounting                 4,196,749       4,196,749
  Less accumulated depreciation,
   depletion and amortization                   2,930,434       2,819,434
                                                ---------       ---------
      Net oil and gas properties                1,266,315       1,377,315
                                                ---------       ---------
                                             $  1,432,304       1,528,291
                                                =========       =========
     Liabilities and Partners' Equity

Current liability - Distributions payable    $        259             155
                                                ---------       ---------
Partners' equity:
  General partners                                 15,176          13,132
  Limited partners                              1,416,869       1,515,004
                                                ---------       ---------
      Total partners' equity                    1,432,045       1,528,136
                                                ---------       ---------
                                             $  1,432,304       1,528,291
                                                =========       =========

        Southwest Royalties Institutional Income Fund VIII-B, L.P.

                         Statements of Operations
                                (unaudited)


                                 Three Months Ended    Nine Months Ended
                                    September 30,         September 30,
                                   1996       1995      1996       1995

     Revenues

Income from net profits
 interests                    $   142,274    (25,204)   489,104    277,451
Interest                              517        392      1,447      1,301
                                  -------    -------    -------    -------
                                  142,791    (24,812)   490,551    278,752
                                  -------    -------    -------    -------

     Expenses

General and administrative         18,297     17,948     63,102     64,591
Depreciation, depletion and
 amortization                      38,000     37,000    111,000    127,000
                                  -------    -------    -------    -------
                                   56,297     54,948    174,102    191,591
                                  -------    -------    -------    -------
Net income (loss)             $    86,494    (79,760)   316,449     87,161
                                  =======    =======    =======    =======
Net income (loss) allocated to:

  Managing General Partner    $    11,204     (3,848)    38,470     19,274
                                  =======    =======    =======    =======
  General Partner             $     1,245       (428)     4,274      2,142
                                  =======    =======    =======    =======
  Limited Partners            $    74,045    (75,484)   273,705     65,745
                                  =======    =======    =======    =======
    Per limited partner
     unit                     $      7.30      (7.44)     26.97       6.48
                                  =======    =======    =======    =======

        Southwest Royalties Institutional Income Fund VIII-B, L.P.

                         Statements of Cash Flows
                                (unaudited)


                                                        Nine Months Ended
                                                          September 30,
                                                         1996       1995

Cash flows from operating activities:

  Cash received from income from net
   profits interests                                $   470,943    274,777
  Cash paid to suppliers                                (63,034)   (65,251)
  Interest received                                       1,447      1,301
                                                        -------    -------
    Net cash provided by operating
     activities                                         409,356    210,827
                                                        -------    -------
Cash flows provided by investing
 activities:

  Cash received from sale of oil
   and gas properties                                     1,000     48,400
                                                        -------    -------
Cash flows used in financing
 activities:

  Distributions to partners                            (412,436)  (253,564)
                                                        -------    -------
Net increase (decrease) in cash and
 cash equivalents                                        (2,080)     5,663

  Beginning of period                                    38,072     29,455
                                                        -------    -------
  End of period                                     $    35,992     35,118
                                                        =======    =======

                                                                (continued)

        Southwest Royalties Institutional Income Fund VIII-B, L.P.

                                (unaudited)


                                                        Nine Months Ended
                                                          September 30,
                                                         1996       1995

Reconciliation of net income to
 net cash provided by operating
  activities:

Net income                                          $   316,449     87,161

Adjustments to reconcile net income
 to net cash provided by operating
  activities:

    Depreciation, depletion and
     amortization                                       111,000    127,000
    Increase in receivables                             (18,093)    (2,674)
    Decrease in payables                                    -         (660)
                                                        -------    -------
Net cash provided by operating
 activities                                         $   409,356    210,827
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

Results of Operations

A.  General Comparison of the Quarters Ended September 30, 1996 and 1995

The following table provides certain information regarding performance factors for the quarters ended September 30, 1996 and 1995:

                                               Three Months
                                                  Ended         Percentage
                                               September 30,     Increase
                                              1996      1995    (Decrease)
                                              ----      ----    ----------

Average price per barrel of oil          $   21.61     16.32        32%
Average price per mcf of gas             $    2.26      1.97        15%
Oil production in barrels                   13,800    13,200         5%
Gas production in mcf                       14,600    14,800        (1%)
Income (loss) from net profits interests $ 142,274   (25,204)      664%
Partnership distributions                $ 120,000    39,500       204%
Limited partner distributions            $ 108,000    35,550       204%
Per unit distribution to limited
 partners                                $   10.64      3.50       204%
Number of limited partner units             10,147    10,147

Revenues

The Partnership's income (loss) from net profits interests increased to $142,274 from $(25,204) for the quarters ended September 30, 1996 and 1995, respectively, an increase of 664%. The principal factors affecting the comparison of the quarters ended September 30, 1996 and 1995 are as follows:

1. The average price for a barrel of oil received by the Partnership increased during the quarter ended September 30, 1996 as compared to the quarter ended September 30, 1995 by 32%, or $5.29 per barrel, resulting in an increase of approximately $69,800 in income from net profits interests. Oil sales represented 90% of total oil and gas sales during the quarter ended September 30, 1996 as compared to 88% during the quarter ended September 30, 1995.

    The average price for an mcf of gas received by the Partnership increased during the same period by 15%, or $.29 per mcf, resulting in an increase of approximately $4,300 in income from net profits interests.

    The total increase in income from net profits interests due to the change in prices received from oil and gas production is approximately $74,100. The market price for oil and gas has been extremely volatile over the past decade, and management expects a certain amount of volatility to continue in the foreseeable future.

2. Oil production increased approximately 600 barrels or 5% during the quarter ended September 30, 1996 as compared to the quarter ended September 30, 1995, resulting in an increase of approximately $13,000 in income from net profits interests.

    Gas production decreased approximately 200 mcf or 1% during the same period, resulting in a decrease of approximately $500 in income from net profits interests.

    The net total increase in income from net profits interests due to the change in production is approximately $12,500.

3. Lease operating costs and production taxes were 30% lower, or approximately $80,200 less during the quarter ended September 30, 1996 as compared to the quarter ended September 30, 1995. The decrease is a result of workover costs incurred in 1995 and property sales.

Costs and Expenses

Total costs and expenses increased to $56,297 from $54,948 for the quarters ended September 30, 1996 and 1995, respectively, an increase of 2%. The increase is the result of higher general and administrative expense and depletion expense.

1. General and administrative costs consists of independent accounting and engineering fees, computer services, postage, and Managing General Partner personnel costs. General and administrative costs increased 2% or approximately $300 during the quarter ended September 30, 1996 as compared to the quarter ended September 30, 1995.

2. Depletion expense increased to $38,000 for the quarter ended September 30, 1996 from $37,000 for the same period in 1995. This represents an increase of 3%. Depletion is calculated using the gross revenue method of amortization based on a percentage of current period gross revenues to total future gross oil and gas revenues, as estimated by the Partnership's independent petroleum consultants.

B.  General Comparison of the Nine Month Periods Ended September 30, 1996 and
    1995

The following table provides certain information regarding performance factors for the nine month periods ended September 30, 1996 and 1995:


                                                Nine Months
                                                  Ended         Percentage
                                               September 30,     Increase
                                              1996      1995    (Decrease)
                                              ----      ----    ----------

Average price per barrel of oil          $   20.12     16.94        19%
Average price per mcf of gas             $    2.41      2.03        19%
Oil production in barrels                   43,100    43,900        (2%)
Gas production in mcf                       46,700    48,100        (3%)
Income from net profits interests        $ 489,104   277,451        76%
Partnership distributions                $ 412,540   253,453        63%
Limited partner distributions            $ 371,840   231,003        61%
Per unit distribution to limited
 partners                                $   36.65     22.77        61%
Number of limited partner units             10,147    10,147

Revenues

The Partnership's income from net profits interests increased to $489,104 from $277,451 for the nine months ended September 30, 1996 and 1995, respectively, an increase of 76%. The principal factors affecting the comparison of the nine months ended September 30, 1996 and 1995 are as follows:

1. The average price for a barrel of oil received by the Partnership increased during the nine months ended September 30, 1996 as compared to the nine months ended September 30, 1995 by 19%, or $3.18 per barrel, resulting in an increase of approximately $139,600 in income from net profits interests. Oil sales represented 89% of total oil and gas sales during the nine months ended September 30, 1996 as compared to 88% during the nine months ended September 30, 1995.

    The average price for an mcf of gas received by the Partnership increased during the same period by 19%, or $.38 per mcf, resulting in an increase of approximately $18,300 in income from net profits interests.

    The total increase in income from net profits interests due to the change in prices received from oil and gas production is approximately $157,900. The market price for oil and gas has been extremely volatile over the past decade, and management expects a certain amount of volatility to continue in the foreseeable future.

2. Oil production decreased approximately 800 barrels or 2% during the nine months ended September 30, 1996 as compared to the nine months ended September 30, 1995, resulting in a decrease of approximately $16,100 in income from net profits interests.

    Gas production decreased approximately 1,400 mcf or 3% during the same period, resulting in a decrease of approximately $3,400 in income from net profits interests.

    The total decrease in income from net profits interests due to the change in production is approximately $19,500.

3. Lease operating costs and production taxes were 13% lower, or approximately $73,800 less during the nine months ended September 30, 1996 as compared to the nine months ended September 30, 1995. The decrease is a result of workover costs incurred in 1995 and property sales.

Costs and Expenses

Total costs and expenses decreased to $174,102 from $191,591 for the nine months ended September 30, 1996 and 1995, respectively, a decrease of 9%. The decrease is the result of lower general and administrative expense and depletion expense.

1. General and administrative costs consists of independent accounting and engineering fees, computer services, postage, and Managing General Partner personnel costs. General and administrative costs decreased 2% or approximately $1,500 during the nine months ended September 30, 1996 as compared to the nine months ended September 30, 1995.

2. Depletion expense decreased to $111,000 for the nine months ended September 30, 1996 from $127,000 for the same period in 1995. This represents a decrease of 13%. Depletion is calculated using the gross revenue method of amortization based on a percentage of current period gross revenues to total future gross oil and gas revenues, as estimated by the Partnership's independent petroleum consultants. Two factors that attributed to the decline in depletion expense between the comparative periods were the increase in the price of oil and gas used to determine the Partnership's reserves for January 1, 1996 as compared to 1995 and the increase in property sales.

Liquidity and Capital Resources

The primary source of cash is from operations, the receipt of income from interests in oil and gas properties. The Partnership knows of no material change, nor does it anticipate any such change.

Cash flows provided by operating activities were approximately $409,400 in the nine months ended September 30, 1996 as compared to approximately $210,800 in the nine months ended September 30, 1995. The primary source of the 1996 cash flow from operating activities was profitable operations.

Cash flows provided by investing activities were approximately $1,000 in the nine months ended September 30, 1996 as compared to approximately $48,400 in the nine months ended September 30, 1995. The principle source of the 1996 cash flow from investing activities was the sale of oil and gas properties.

Cash flows used in financing activities were approximately $412,400 in the nine months ended September 30, 1996 as compared to approximately $253,600 in the nine months ended September 30, 1995. The only use in financing activities was the distributions to partners.

Total distributions during the nine months ended September 30, 1996 were $412,540 of which $371,840 was distributed to the limited partners and $40,700 to the general partners. The per unit distribution to limited partners during the nine months ended September 30, 1996 was $36.65. Total distributions during the nine months ended September 30, 1995 were $253,453 of which $231,003 was distributed to the limited partners and $22,450 to the general partners. The per unit distribution to limited partners during the nine months ended September 30, 1995 was $22.77.

The sources for the 1996 distributions of $412,540 were oil and gas operations of approximately $409,400 and the sale of oil and gas properties of approximately $1,000, with the balance from available cash on hand at the beginning of the period. The sources for the 1995 distributions of $253,453 was oil and gas operations of approximately $210,800 and the sale of oil and gas properties of approximately $48,400, resulting in excess cash for contingencies or subsequent distributions.

Since inception of the Partnership, cumulative monthly cash distributions of $4,567,115 have been made to the partners. As of September 30, 1996, $4,128,841 or $406.90 per limited partner unit has been distributed to the limited partners, representing an 81% return of the capital contributed.

As of September 30, 1996, the Partnership had approximately $165,700 in working capital. The Managing General Partner knows of no unusual contractual commitments and believes the revenues generated from operations are adequate to meet the needs of the Partnership.

                       PART II. - OTHER INFORMATION


Item 1.    Legal Proceedings

           None

Item 2.    Changes in Securities

           None

Item 3.    Defaults Upon Senior Securities

           None

Item 4.    Submission of Matter to a Vote of Security Holders

           None

Item 5.    Other Information

           None

Item 6.    Exhibits and Reports on Form 8-K

           (a)  Financial Data Schedule
           (b) No reports on Form 8-K were filed during the quarter for which this report is filed.

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

                                 SOUTHWEST ROYALTIES INSTITUTIONAL
                                 INCOME FUND VIII-B, L.P.
                                 a Delaware limited partnership


                                 By:   Southwest Royalties, Inc.
                                       Managing General Partner


                                 By:   /s/ Bill E. Coggin
                                       Bill E. Coggin, Vice President
                                       and Chief Financial Officer
Date: November 15, 1996