Form 10-K
period 1996-12-31
SOUTHWEST ROYALTIES INSTITUTIONAL INCOME FUND VIII B L P
filed 1997-03-27
CIK 825886

FORM 10-K
                    SECURITIES AND EXCHANGE COMMISSION
                          WASHINGTON, D.C.  20549
(Mark One)

[x]  Annual report pursuant to Section 13 or 15(d) of the Securities Exchange
       Act of 1934 [Fee Required]

For the fiscal year ended December 31, 1996

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

The total number of pages contained in this report is 42.  There is no exhibit index.

PAGE

                             Table of Contents

Item                                                                   Page

                                  Part I

 1.  Business. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . 3

 2.  Properties. . . . . . . . . . . . . . . . . . . . . . . . . . . . . 7

 3.  Legal Proceedings . . . . . . . . . . . . . . . . . . . . . . . . . 9

 4.  Submission of Matters to a Vote of Security Holders . . . . . . . . 9

                                  Part II

 5.  Market for Registrant's Common Equity and Related
     Stockholder Matters . . . . . . . . . . . . . . . . . . . . . . . .10

 6.  Selected Financial Data . . . . . . . . . . . . . . . . . . . . . .11

 7.  Management's Discussion and Analysis of
     Financial Condition and Results of Operations . . . . . . . . . . .12

 8.  Financial Statements and Supplementary Data . . . . . . . . . . . .19

 9.  Changes in and Disagreements with Accountants
     on Accounting and Financial Disclosure. . . . . . . . . . . . . . .34

                                 Part III

10.  Directors and Executive Officers of the Registrant. . . . . . . . .35

11.  Executive Compensation. . . . . . . . . . . . . . . . . . . . . . .38

12.  Security Ownership of Certain Beneficial Owners and
     Management. . . . . . . . . . . . . . . . . . . . . . . . . . . . .38

13.  Certain Relationships and Related Transactions. . . . . . . . . . .40

                                  Part IV

14.  Exhibits, Financial Statement Schedules, and Reports
     on Form 8-K . . . . . . . . . . . . . . . . . . . . . . . . . . . .41

     Signatures. . . . . . . . . . . . . . . . . . . . . . . . . . . . .42

                                  Part I

Item 1.   Business

General
Southwest Royalties Institutional Income Fund VIII-B, L.P. (the "Partnership" or "Registrant") was organized as a Delaware limited partnership on November 30, 1987. The offering of limited partnership interests began March 31, 1988, reached minimum capital requirements on July 11, 1988 and concluded on March 31, 1989. The Partnership has no subsidiaries.

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

The principal executive offices of the Partnership are located at 407 N. Big Spring, Suite 300, Midland, Texas, 79701. The Managing General Partner of the Partnership, Southwest Royalties, Inc. (the "Managing General Partner") and its staff of 245 individuals, together with certain independent consultants used on an "as needed" basis, perform various services on behalf of the Partnership, including the selection of oil and gas properties and the marketing of production from such properties. H. H. Wommack, III, a stockholder, director, President and Treasurer of the Managing General Partner, is also a general partner. The Partnership has no employees.

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

The recent strength in the price of crude oil reflects a continued growth in demand for energy. The worldwide demand for oil continues to grow. The United States dependence on foreign oil reached a record 51% in 1996. The supply of oil is not keeping up with the demand on either a domestic or worldwide economic basis. Oil production in the United States fell for the fifth straight year, dropping 1.8% to 6.45 million barrels per day in 1996. At the same time, economic recovery in the world economy continues to apply upward pressure on demand. Current oil consumption of over 70 million barrels per day is growing on an annual basis. This is especially acute in the lesser developed countries as they move toward industrialization. Supply and demand for oil has moved very close to being in balance. The lack of excess capacity in the oil markets has helped push oil prices into the mid-20's during 1996.

For the last several years, the natural gas industry in the United States has been affected generally by a surplus in available natural gas and enhanced delivery capability causing a general deterioration in natural gas prices.
In 1996, natural gas prices recovered significantly after having been adversely affected for many years by the chronic oversupply. A colder than normal 1995 and 1996 winter for most of the nation and a cold start for the 1996 and 1997 heating season has increased demand, while supplies have declined creating a guarded optimism within the industry in regards to the 1997 gas price. January 1997's gas price is the highest the industry has seen since deregulation in 1985.

Following is a table of the ratios of revenues received from oil and gas production for the last three years:

                                  Oil          Gas

                    1996          88%          12%
                    1995          88%          12%
                    1994          86%          14%


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

Customer Dependence
No material portion of the Partnership's business is dependent on a single purchaser, or a very few purchasers, where the loss of one would have a material adverse impact on the Partnership. Two purchasers accounted for 77% of the Partnership's total oil and gas production during 1996: Scurlock Permian Corporation 52% and Mobil Corporation 25%. Two purchasers accounted for 75% of the Partnership's total oil and gas production during 1995:
Scurlock Permian Corporation and Mobil Corporation purchased 51% and 24%, respectively. Two purchasers accounted for 69% of the Partnership's total oil and gas production during 1994: Scurlock Permian Corporation and Mobil Corporation purchased 43% and 26%, respectively. All purchasers of the Partnership's oil and gas production are unrelated third parties. In the event any of these purchasers were to discontinue purchasing the Partnership's production, the Managing General Partner believes that a substitute purchaser or purchasers could be located without undue delay. No other purchaser accounted for an amount equal to or greater than 10% of the Partnership's sales of oil and gas production.

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

The Partnership complies with these guidelines and the Managing General Partner does not anticipate that continued compliance will have a material adverse effect on Partnership operations.

Partnership Employees
The Partnership has no employees; however the Managing General Partner has a staff of geologists, engineers, accountants, landmen and clerical staff who engage in Partnership activities and operations and perform additional services for the Partnership as needed. In addition to the Managing General Partner's staff, the Partnership engages independent consultants such as petroleum engineers and geologists as needed. As of December 31, 1996, there were 245 individuals directly employed by the Managing General Partner in various capacities.

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

As of December 31, 1996, the Partnership possessed an interest in oil and gas properties located in Eddy and Lea Counties of New Mexico; Andrews, Cochran, Crane, Crockett, Dawson, Dimmitt, Gaines, Garza, Glasscock, Hockley, Howard, Martin, Midland, Nolan, Pecos, Reagan, Reeves, Runnels, Sterling, Stonewall, Terry, Upton, Winkler, Ward, Yoakum and Zavala Counties of Texas. The Partnership owns royalty interests and net profit interests in the wells; however, a substantial majority of the interests are net profit interests. These properties consist of various interests in approximately 2,545 wells and units.

Due to the Partnership's objective of maintaining current operations without engaging in the drilling of any developmental or exploratory wells, or additional acquisitions of producing properties, there has not been any significant changes in properties during 1996, 1995 and 1994.

Upon a determination by Management that they were either not profitable to own or Management received an offer that exceeded the leases reserves, the following leases were sold.

During 1996, there were no property sales.

During 1995, five leases were sold for approximately $63,600. The XIT Unit was sold effective March 1995, the Exxon Fee was sold effective July 1995 and the Cunningham, McEntire and Bolin Wallis were sold effective November 1995.

During 1994, there were no property sales.

Significant Properties
The following table reflects the significant properties in which the Partnership has an interest:

                          Date
                       Purchased       No. of         Proved Reserves*
Name and Location     and Interest     Wells      Oil (bbls)     Gas (mcf)

Rasmussen             6/89 at 1.5%       26        103,454        151,332
Winkler County,       to 19% royalty
Texas                 and net profits
                      interest

Mobil                 4/89 at 5% to      19        163,899        257,549
Ward and Reeves       50% net profits
Counties, Texas       interest

North American        3/89 at 50% to      3        207,865            -
Royalties             100% net profits
Yoakum County,        interest
Texas

*The reserve estimates were prepared as of January 1, 1997, by Donald R. Creamer, P.E., an independent registered petroleum engineer. The reserve estimates were made in accordance with guidelines established by the Securities and Exchange Commission pursuant to Rule 4-10(a) of Regulation S-
X. Such guidelines require oil and gas reserve reports be prepared under existing economic and operation conditions, price and costs, as of the date the estimation is made. Prices may include consideration of changes in existing price provided only by contractual arrangements, but not on escalations based upon future conditions.

An oil price of $24.24 per barrel was used in the preparation of the reserve report as of January 1, 1997. The West Texas Intermediate posted price at December 31, 1996 of $24.25 was used as the beginning basis for the oil price. Oil price adjustments from $24.25 per barrel were made in the individual evaluations to allow for the average difference between recent prices actually received (current prices) and the West Texas Intermediate posted price on the sales date. This effectively adjusts for temperature, gravity, transportation and impurities on an individual property basis to arrive at a fair value for the selling price.

A gas price of $4.07 per mcf was used in the preparation of the reserve report as of January 1, 1997. The El Paso Permian Basin Index posted price at December 31, 1996 of $3.59 was used as the beginning basis for the gas price. Gas price adjustments from $3.59 per mcf were made in the individual evaluations to allow for the average difference between recent prices actually received (current prices) and the El Paso Permian Basin Index posted price on the sales date. This effectively adjusts for temperature, gravity, transportation and impurities on an individual property basis to arrive at a fair value for the selling price.

As also discussed in Part II, Item 7, Management's Discussion and Analysis of Financial Condition and Results of Operations, oil and gas prices were subject to frequent changes in 1996.

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

The Partnership has reserves which are classified as proved developed producing, proved developed non-producing and proved undeveloped. All of the proved reserves are included in the engineering reports which evaluate the Partnership's present reserves.

Because the Partnership does not engage in drilling activities, the development of proved undeveloped reserves is conducted pursuant to farm-out arrangements with the Managing General Partner or unrelated third parties. Generally, the Partnership retains a carried interest such as an overriding royalty interest under the terms of a farm-out, or receives cash.

The Partnership or the owners of properties in which the Partnership owns an interest can engage in workover projects or supplementary recovery projects, for example, to extract behind the pipe reserves which qualify as proved developed non-producing reserves. See Part II, Item 7, Management's Discussion and Analysis of Financial Condition and Results of Operations.

Item 3.  Legal Proceedings

There are no material pending legal proceedings to which the Partnership is a party.

Item 4.  Submission of Matters to a Vote of Security Holders

No matter was submitted to a vote of security holders during the fourth quarter of 1996 through the solicitation of proxies or otherwise.

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

After completion of the Partnership's first full fiscal year of operations and each year thereafter, the Managing General Partner has offered and will continue to offer to purchase each limited partner's interest in the Partnership, at a price based on tangible assets of the Partnership, plus the present value of the future net revenues of proved oil and gas properties, minus liabilities with a risk factor discount of up to one-third which may be implemented in the sole discretion of the Managing General Partner. However, the Managing General Partner's obligation to purchase limited partner units is limited to an expenditure of an amount not in excess of 10% of the total limited partner units initially subscribed for by limited partners. In 1996, 117 limited partner units were tendered to and purchased by the Managing General Partner at an average base price of $161.94 per unit. In 1995, 311 limited partner units were tendered to and purchased by the Managing General Partner at a base price of $160.89 per unit. In 1994, 28 limited partner units were tendered to and purchased by the Managing General Partner at a base price of $95.37 per unit.

Number of Limited Partner Interest Holders
As of December 31, 1996, there were 631 holders of limited partner units in the Partnership.

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

During 1996, twelve monthly distributions were made totaling $605,540, with $545,540 distributed to the limited partners and $60,000 to the general partners. For the year ended December 31, 1996, distributions of $53.76 per limited partner unit were made, based upon 10,147 limited partner units outstanding. During 1995, twelve monthly distributions were made totaling $368,165, with $334,815 distributed to the limited partners and $33,350 to the general partners. For the year ended December 31, 1995, distributions of $33.00 per limited partner unit were made, based upon 10,147 limited partner units outstanding. During 1994, twelve monthly distributions were made totaling $251,500, with $226,350 distributed to the limited partners and $25,150 to the general partners. For the year ended December 31, 1994, distributions of $22.31 per limited partner unit were made, based upon 10,147 limited partner units outstanding.

Item 6.  Selected Financial Data

The following selected financial data for the years ended December 31, 1996, 1995, 1994, 1993 and 1992 should be read in conjunction with the financial statements included in Item 8:

                                    Years ended December 31,
                     -----------------------------------------------------
                       1996       1995        1994      1993       1992
                       ----       ----        ----      ----       ----

Revenues           $   747,610    441,538    346,280    428,280    631,057

Net income (loss)      558,108    230,759    113,476   (563,533)   150,206

Partners' share
 of net income
  (loss):

  General partners      66,611     35,776     25,748     33,954     54,069

  Limited partners     491,497    194,983     87,728   (597,487)    96,137

Limited partners'
 net income (loss)
  per unit               48.44      19.22       8.65     (58.88)      9.47

Limited partners'
 cash distributions
  per unit               53.76      33.00      22.31      40.09      70.85

Total assets       $ 1,480,875  1,528,291  1,666,483  1,804,280  2,816,600

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

Based on current conditions, management anticipates performing workovers during the next two years to enhance production. The Partnership may undergo an increase later in 1997 and possibly in 1998. Thereafter, the Partnership could possibly experience a normal decline of 8% to 10% per year.

Results of Operations

A.   General Comparison of the Years Ended December 31, 1996 and 1995

The following table provides certain information regarding performance factors for the years ended December 31, 1996 and 1995:

                                               Year Ended       Percentage
                                               December 31,      Increase
                                              1996      1995    (Decrease)
                                              ----      ----    ----------
Average price per barrel of oil          $    21.12     16.94     25%
Average price per mcf of gas             $     2.75      2.02     36%
Oil production in barrels                    57,200    58,600     (2%)
Gas production in mcf                        58,700    64,300     (9%)
Income from net profits interests        $  745,147   439,578     70%
Partnership distributions                $  605,540   368,165     64%
Limited partner distributions            $  545,540   334,815     63%
Per unit distribution to limited
 partners                                $    53.76     33.00     63%
Number of limited partner units              10,147    10,147

Revenues

The Partnership's income from net profits interests increased to $745,147 from $439,578 for the years ended December 31, 1996 and 1995, respectively, an increase of 70%. The principal factors affecting the comparison of the years ended December 31, 1996 and 1995 are as follows:

1. The average price for a barrel of oil received by the Partnership increased during the year ended December 31, 1996 as compared to the year ended December 31, 1995 by 25%, or $4.18 per barrel, resulting in an increase of approximately $244,900 in income from net profits interests. Oil sales represented 88% of total oil and gas sales during the years ended December 31, 1996 and 1995.

    The average price for an mcf of gas received by the Partnership increased during the same period by 36%, or $.73 per mcf, resulting in an increase of approximately $46,900 in income from net profits interests.

    The total increase in income from net profits interests due to the change in prices received from oil and gas production is approximately $291,800. The market price for oil and gas has been extremely volatile over the past decade, and management expects a certain amount of volatility to continue in the foreseeable future.

2. Oil production decreased approximately 1,400 barrels or 2% during the year ended December 31, 1996 as compared to the year ended December 31, 1995, resulting in a decrease of approximately $29,600 in income from net profits interests.

    Gas production decreased approximately 5,600 mcf or 9% during the same period, resulting in a decrease of approximately $15,400 in income from net profits interests.

    The total decrease in income from net profits interests due to the change in production is approximately $45,000.

3. Lease operating costs and production taxes were 9% lower, or approximately $60,000 less during the year ended December 31, 1996 as compared to the year ended December 31, 1995.

Costs and Expenses

Total costs and expenses decreased to $189,502 from $210,779 for the years ended December 31, 1996 and 1995, respectively, a decrease of 10%. The decrease is the result of lower general and administrative expense and depletion expense.

1. General and administrative costs consists of independent accounting and engineering fees, computer services, postage, and Managing General Partner personnel costs. General and administrative costs decreased 3% or approximately $2,300 during the year ended December 31, 1996 as compared to the year ended December 31, 1995.

2. Depletion expense decreased to $108,000 for the year ended December 31, 1996 from $127,000 for the same period in 1995. This represents a decrease of 15%. Depletion is calculated using the units of revenue method of amortization based on a percentage of current period gross revenues to total future gross oil and gas revenues, as estimated by the Partnership's independent petroleum consultants.

    A contributing factor to the decline in depletion expense between the comparative periods was the increase in the price of oil and gas used to determine the Partnership's reserves for January 1, 1997 as compared to 1996. Another contributing factor was due to the impact of revisions of previous estimates on reserves. Revisions of previous estimates can be attributed to the changes in production performance, oil and gas price and production costs. The impact of the revision would have decreased depletion expense approximately $22,000 as of December 31, 1995.

B.   General Comparison of the Years Ended December 31, 1995 and 1994

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

Costs and Expenses

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

2. Depletion expense decreased to $127,000 for the year ended December 31, 1995 from $144,000 for the same period in 1994. This represents a decrease of 12%. Depletion is calculated using the units of revenue method of amortization based on a percentage of current period gross revenues to total future gross oil and gas revenues, as estimated by the Partnership's independent petroleum consultants. Although oil and gas revenues increased for the year ended December 31, 1995 as compared to the year ended December 31, 1994, the decrease in depletion expense is the result of the change in oil prices since 1994.

C.   Revenue and Distribution Comparison

Partnership net income for the years ended December 31, 1996, 1995 and 1994 was $558,108, $230,759 and $113,476, respectively. Excluding the effects of depreciation, depletion and amortization, net income for the years ended December 31, 1996, 1995 and 1994 would have been $666,108, $357,759 and
$257,476, respectively. Correspondingly, Partnership distributions for the years ended December 31, 1996, 1995 and 1994 were $605,540, $368,165 and
$251,500, respectively. These differences are indicative of the changes in oil and gas prices, production and properties during 1996, 1995 and 1994.

The sources for the 1996 distributions of $605,540 were oil and gas operations of approximately $595,800 and property sales of $1,000, with the balance from available cash on hand at the beginning of the period. The sources of the 1995 distributions of $368,165 were oil and gas operations of approximately $314,300 and the sale of oil and gas properties of approximately $62,600, resulting in excess cash for contingencies or subsequent distributions. The source of the 1994 distributions of $251,500 was oil and gas operations of approximately $275,400, resulting in excess cash for contingencies or subsequent distributions.

Total distributions during the year ended December 31, 1996 were $605,540 of which $545,540 was distributed to the limited partners and $60,000 to the general partners. The per unit distribution to limited partners during the same period was $53.76. Total distributions for the year ended 1995 were $368,165 of which $334,815 was distributed to the limited partners and $33,350 to the general partners. The per unit distribution to limited partners during the same period was $33.00. Total distributions for the year ended 1994 were $251,500 of which $226,350 was distributed to the limited partners and $25,150 to the general partners. The per unit distribution to limited partners during the same period was $22.31.

Since inception of the Partnership, cumulative monthly cash distributions of $4,760,115 have been made to the partners. As of December 31, 1996, $4,302,541 or $424.02 per limited partner unit, has been distributed to the limited partners, representing an 85% return of the capital contributed.

Liquidity and Capital Resources

The primary source of cash is from operations, the receipt of income from interests in oil and gas properties. The Partnership knows of no material change, nor does it anticipate any such change.

Cash flows provided by operating activities were approximately $595,800 in 1996, compared to approximately $314,300 in 1995 and approximately $275,400 in 1994. The primary source of the 1996 cash flow from operating activities was profitable operations.

Cash flows provided by investing activities were $1,000 in 1996, compared to approximately $62,600 in 1995. There were no cash flows from investing activities in 1994. The principal source of the 1996 cash flow from investing activities was the sale of oil and gas properties.

Cash flows used in financing activities were approximately $605,500 in 1996, compared to approximately $368,300 in 1995 and approximately $251,300 in 1994. The only use in financing activities was the distributions to partners.

As of December 31, 1996, the Partnership had approximately $211,400 in working capital. The Managing General Partner knows of no unusual contractual commitments and believes the revenue generated from operations are adequate to meet the needs of the Partnership.

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

Report of Independent Accountants. . . . . . . . . . . . . . . . . . . .20

Balance Sheets . . . . . . . . . . . . . . . . . . . . . . . . . . . . .21

Statements of Operations . . . . . . . . . . . . . . . . . . . . . . . .22

Statement of Changes in Partners' Equity . . . . . . . . . . . . . . . .23

Statements of Cash Flows . . . . . . . . . . . . . . . . . . . . . . . .24

Notes to Financial Statements. . . . . . . . . . . . . . . . . . . . . .26

                     REPORT OF INDEPENDENT ACCOUNTANTS


To the Partners
Southwest Royalties Institutional
 Income Fund VIII-B, L.P.
Midland, Texas

We have audited the accompanying balance sheets of Southwest Royalties Institutional Income Fund VIII-B, L.P. as of December 31, 1996 and 1995, and the related statements of operations, changes in partners' equity and cash flows for each of the three years in the period ended December 31, 1996. These financial statements are the responsibility of the partnership's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Southwest Royalties Institutional Income Fund VIII-B, L.P. as of December 31, 1996 and 1995, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 1996, in conformity with generally accepted accounting principles.


                        JOSEPH DECOSIMO AND COMPANY
                        A Tennessee Registered Limited Liability Partnership


Chattanooga, Tennessee
March 14, 1997

        Southwest Royalties Institutional Income Fund VIII-B, L.P.
                     (a Delaware limited partnership)
                              Balance Sheets
                        December 31, 1996 and 1995


                                                       1996        1995
                                                       ----        ----

  Assets

Current assets:
 Cash and cash equivalents                         $    29,317      38,072
 Receivable from Managing General
  Partner                                              182,243     112,904
                                                     ---------   ---------
      Total current assets                             211,560     150,976
                                                     ---------   ---------
Oil and gas properties - using the
 full-cost method of accounting                      4,196,749   4,196,749
  Less accumulated depreciation,
   depletion and amortization                        2,927,434   2,819,434
                                                     ---------   ---------
      Net oil and gas properties                     1,269,315   1,377,315
                                                     ---------   ---------
                                                   $ 1,480,875   1,528,291
                                                     =========   =========

  Liabilities and Partners' Equity

Current liability - Distributions payable          $       171         155
                                                     ---------   ---------
Partners' equity:
 General partners                                       19,743      13,132
 Limited partners                                    1,460,961   1,515,004
                                                     ---------   ---------
      Total partners' equity                         1,480,704   1,528,136
                                                     ---------   ---------
                                                   $ 1,480,875   1,528,291
                                                     =========   =========










                  The accompanying notes are an integral
                    part of these financial statements.

        Southwest Royalties Institutional Income Fund VIII-B, L.P.
                     (a Delaware limited partnership)
                         Statements of Operations
               Years ended December 31, 1996, 1995 and 1994


                                                1996      1995      1994
                                                ----      ----      ----
    Revenues

Income from net profits
 interests                                  $  745,147   439,578   344,487
Interest                                         2,463     1,960     1,793
                                               -------   -------   -------
                                               747,610   441,538   346,280
                                               -------   -------   -------

    Expenses

General and administrative                      81,502    83,779    88,804
Depreciation, depletion and
 amortization                                  108,000   127,000   144,000
                                               -------   -------   -------
                                               189,502   210,779   232,804
                                               -------   -------   -------
Net income                                  $  558,108   230,759   113,476
                                               =======   =======   =======
Net income allocated to:

  Managing General Partner                  $   59,950    32,198    23,173
                                               =======   =======   =======
  General partner                           $    6,661     3,578     2,575
                                               =======   =======   =======
  Limited partners                          $  491,497   194,983    87,728
                                               =======   =======   =======
    Per limited partner unit                $    48.44     19.22      8.65
                                               =======   =======   =======













                  The accompanying notes are an integral
                    part of these financial statements.

        Southwest Royalties Institutional Income Fund VIII-B, L.P.
                     (a Delaware limited partnership)
                 Statement of Changes in Partners' Equity
               Years ended December 31, 1996, 1995 and 1994


                                          General     Limited
                                          Partners    Partners     Total
                                          --------    --------     -----

Balance at December 31, 1993            $  10,108    1,793,458   1,803,566

  Net income                               25,748       87,728     113,476

  Distributions                           (25,150)    (226,350)   (251,500)
                                          -------    ---------   ---------
Balance at December 31, 1994               10,706    1,654,836   1,665,542

  Net income                               35,776      194,983     230,759

  Distributions                           (33,350)    (334,815)   (368,165)
                                          -------    ---------   ---------
Balance at December 31, 1995               13,132    1,515,004   1,528,136

  Net income                               66,611      491,497     558,108

  Distributions                           (60,000)    (545,540)   (605,540)
                                          -------    ---------   ---------
Balance at December 31, 1996            $  19,743    1,460,961   1,480,704
                                          =======    =========   =========




















                  The accompanying notes are an integral
                    part of these financial statements.

        Southwest Royalties Institutional Income Fund VIII-B, L.P.
                     (a Delaware limited partnership)
                         Statements of Cash Flows
               Years ended December 31, 1996, 1995 and 1994


                                                1996      1995      1994
                                                ----      ----      ----

Cash flows from operating activities:

  Cash received from income from
   net profits interests                    $  674,740   396,851   362,442
  Cash paid to suppliers                       (81,434)  (84,507)  (88,804)
  Interest received                              2,463     1,960     1,793
                                              --------  --------  --------
    Net cash provided by operating
     activities                                595,769   314,304   275,431
                                              --------  --------  --------
Cash flows provided by investing
 activities:

  Cash received from sale of oil
   and gas properties                            1,000    62,604      -
                                              --------  --------  --------
Cash flows used in financing activities:

  Distributions to partners                   (605,524) (368,291) (251,273)
                                              --------  --------  --------
Net increase (decrease) in cash and
 cash equivalents                               (8,755)    8,617    24,158

  Beginning of year                             38,072    29,455     5,297
                                              --------  --------  --------
  End of year                               $   29,317    38,072    29,455
                                              ========  ========  ========

                                                                (continued)












                  The accompanying notes are an integral
                    part of these financial statements.

        Southwest Royalties Institutional Income Fund VIII-B, L.P.
                     (a Delaware limited partnership)
                    Statements of Cash Flows, continued
               Years ended December 31, 1996, 1995 and 1994


                                                1996      1995      1994
                                                ----      ----      ----

Reconciliation of net income to net
 cash provided by operating activities:

Net income                                  $  558,108   230,759   113,476

Adjustments to reconcile net income
 to net cash provided by operating
  activities:

  Depreciation, depletion and amortization     108,000   127,000   144,000
  (Increase) decrease in receivables           (70,339)  (42,795)   17,955
  Decrease in payables                             -        (660)     -
                                               -------   -------   -------
Net cash provided by operating
 activities                                 $  595,769   314,304   275,431
                                               =======   =======   =======

Supplemental schedule of noncash
 investing and financing activities:

  Sale of oil and gas properties
   included in receivable from
    Managing General Partner                $      -       1,000      -


















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

     The Partnership's policy for depreciation, depletion and amortization of oil and gas properties is computed under the units of revenue method. Under the units of revenue method, depreciation, depletion and amortization is computed on the basis of current gross revenues from production in relation to future gross revenues, based on current prices, from estimated production of proved oil and gas reserves.

     Under the units of revenue method, the Partnership computes the provision by multiplying the total unamortized cost of oil and gas properties by an overall rate determined by dividing (a) oil and gas revenues during the period by (b) the total future gross oil and gas revenues as estimated by the Partnership's independent petroleum consultants. It is reasonably possible that those estimates of anticipated future gross revenues, the remaining estimated economic life of the product, or both could be changed significantly in the near term due to the potential fluctuation of oil and gas prices or production. The depletion estimate would also be affected by this change.

     Should the net capitalized costs exceed the estimated present value of oil and gas reserves, discounted at 10%, such excess costs would be charged to current expense. As of December 31, 1996, 1995 and 1994 the net capitalized costs did not exceed the estimated present value of oil and gas reserves.

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

     Costs which improve a property as compared with the condition of the property when originally constructed or acquired and costs which prevent future environmental contamination are capitalized. Expenditures that relate to an existing condition caused by past operations and that have no future economic benefits are expensed. Liabilities for expenditures of a non-capital nature are recorded when environmental assessment and/or remediation is probable, and the costs can be reasonably estimated.

        Southwest Royalties Institutional Income Fund VIII-B, L.P.
                     (a Delaware limited partnership)

                       Notes to Financial Statements


     Gas Balancing
     The Partnership utilizes the sales method of accounting for gas-balancing arrangements. Under this method the Partnership recognizes sales revenue on all gas sold. As of December 31, 1996, 1995 and 1994, there were no significant amounts of imbalance in terms of units and value.

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

     In accordance with the requirements of Statement of Financial Accounting Standards No. 109, "Accounting for Income Taxes", the Partnership's tax basis in its oil and gas properties at December 31, 1996 and 1995 is $240,384 and $260,511 more, respectively, than that shown on the accompanying Balance Sheets in accordance with generally accepted accounting principles.

     Number of Limited Partner Units
     As of December 31, 1996, 1995 and 1994, there were 10,147 limited partner units outstanding.

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

        Southwest Royalties Institutional Income Fund VIII-B, L.P.
                     (a Delaware limited partnership)

                       Notes to Financial Statements


3.   Oil and Gas Properties
     Costs incurred in connection with the Partnership's oil and gas producing activities for the years ended December 31, 1996, 1995 and 1994 are as follows:
                                                1996      1995      1994
                                                ----      ----      ----

     Depreciation, depletion and
      amortization                          $  108,000   127,000   144,000
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

     As of December 31, 1996, the Partnership has not been fined, cited or notified of any environmental violations and management is not aware of any unasserted violations which would have a material adverse effect upon capital expenditures, earnings or the competitive position in the oil and gas industry.

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

        Southwest Royalties Institutional Income Fund VIII-B, L.P.
                     (a Delaware limited partnership)

                       Notes to Financial Statements


5.   Related Party Transactions
     A significant portion of the oil and gas properties in which the Partnership has an interest are operated by and purchased from the Managing General Partner. As is usual in the industry and as provided for in the operating agreement for each respective oil and gas property in which the Partnership has an interest, the operator is paid an amount for administrative overhead attributable to operating such properties, with such amounts to Southwest Royalties, Inc. as operator approximating $94,000, $85,000 and $87,000 for the years ended December 31, 1996, 1995 and 1994, respectively. In addition, the Managing General Partner and certain officers and employees may have an interest in some of the properties that the Partnership also participates.

     Certain subsidiaries of the Managing General Partner perform various oilfield services for properties in which the Partnership owns an interest. Such services aggregated approximately $14,000, $14,000 and $22,000 for the years ended December 31, 1996, 1995, and 1994, respectively, and the Managing General Partner believes that these costs are comparable to similar charges paid by the Partnership to unrelated third parties.

     Southwest Royalties, Inc., the Managing General Partner, was paid $72,000 during 1996, 1995 and 1994, as an administrative fee for reimbursement of indirect general and administrative overhead expenses.

     Receivables from Southwest Royalties, Inc., the Managing General Partner, of approximately $182,243 and $112,904 are from oil and gas production, net of lease operating costs and production taxes, as of December 31, 1996 and 1995, respectively.

     In addition, a director and officer of the Managing General Partner is a partner in a law firm, with such firm providing legal services to the Partnership approximating $70 for the year ended December 31, 1996. There were no legal services provided for the year ended December 31, 1995 and approximately $200 for the year ended December 31, 1994.

6.   Major Customers and Significant Leases
     During 1996, two customers purchased 52% and 25% of the Partnership's oil and gas production. During 1995, two customers purchased 51% and 24% of the Partnership's oil and gas production. During 1994, two customers purchased 43% and 26% of the Partnership's oil and gas production.

     During 1996, one lease accounted for 17% of the Partnership's gross revenue.

        Southwest Royalties Institutional Income Fund VIII-B, L.P.
                     (a Delaware limited partnership)

                       Notes to Financial Statements


7.   Estimated Oil and Gas Reserves (unaudited)
     The Partnership's interest in proved oil and gas reserves is as follows:

                                                    Oil (bbls)   Gas (mcf)
                                                    ----------   ---------
     Proved developed and undeveloped reserves -

     January 1, 1994                                378,000       502,000

       Revisions of previous estimates              242,000        77,000
       Production                                   (52,000)      (70,000)
                                                    -------       -------
     December 31, 1994                              568,000       509,000

       Revisions of previous estimates               85,000       244,000
       Production                                   (59,000)      (64,000)
       Sale of oil and gas properties                (7,000)      (24,000)
                                                    -------       -------
     December 31, 1995                              587,000       665,000

       Revisions of previous estimates              152,000        20,000
       Production                                   (57,000)      (59,000)
                                                    -------       -------
     December 31, 1996                              682,000       626,000
                                                    =======       =======

     Proved developed reserves -

     December 31, 1994                              516,000       461,000
                                                    =======       =======
     December 31, 1995                              500,000       612,000
                                                    =======       =======
     December 31, 1996                              644,000       608,000
                                                    =======       =======

     All of the Partnership's reserves are located within the continental United States.

        Southwest Royalties Institutional Income Fund VIII-B, L.P.
                     (a Delaware limited partnership)

                       Notes to Financial Statements


7.   Estimated Oil & Gas Reserves (unaudited) - continued
     The standardized measure of discounted future net cash flows relating to proved oil and gas reserves at December 31, 1996, 1995 and 1994 is presented below:

                                             1996       1995        1994

     Future cash inflows, net of
      production and development
       costs                            $  9,830,000  5,916,000  5,356,000
     10% annual discount for
       estimated timing of cash
        flows                              4,205,000  2,539,000  2,272,000
                                           ---------  ---------  ---------
     Standardized measure of
      discounted future net cash
       flows                            $  5,625,000  3,377,000  3,084,000
                                           =========  =========  =========

     The principal sources of change in the standardized measure of discounted future net cash flows for the years ended December 31, 1996, 1995 and 1994 are as follows:

                                             1996       1995        1994

     Sales of oil and gas produced,
      net of production costs           $ (1,009,000)  (724,000)  (544,000)
     Changes in price                      2,439,000    594,000    807,000
     Revisions to estimated
      production costs                       (10,000)  (446,000)   170,000
     Sales of minerals in place                  -      (37,000)       -
     Revisions of previous
      quantities estimates                   344,000    600,000    740,000
     Accretion of discount                   484,000    306,000    199,000
     Discounted future net
      cash flows -
       Beginning of year                   3,377,000  3,084,000  1,712,000
                                          ----------  ---------  ---------
       End of year                      $  5,625,000  3,377,000  3,084,000
                                          ==========  =========  =========

     Future net cash flows were computed using year-end prices and costs that related to existing proved oil and gas reserves in which the Partnership has mineral interests.

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

        Name                Age                      Position
--------------------        ---         -------------------------------------
H. H. Wommack, III          41          Chairman of the Board, President,
                                        Chief Executive Officer, Treasurer
                                        and Director

H. Allen Corey              41          Secretary and Director

Bill E. Coggin              42          Vice President and Chief Financial
                                        Officer

Richard E. Masterson        43          Vice President, Exploration and
                                        Acquisitions

Jon P. Tate                 39          Vice President, Land and Assistant
                                        Secretary

Joel D. Talley              35          Vice President, Acquisitions and
                                        Exploitation Manager

R. Douglas Keathley         41          Vice President, Operations

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

H. Allen Corey, a founder of the Managing General Partner, has served as the Managing General Partner's secretary and a director since its inception. Mr. Corey is President of Trolley Barn Brewery, Inc., a brew pub restaurant chain based in the Southeast. Prior to his involvement with Trolley Barn, Mr. Corey was a partner at the law firm of Miller & Martin in Chattanooga, Tennessee. He is currently of counsel to the law firm of Baker, Donelson, Bearman & Caldwell, with the offices in Chattanooga, Tennessee. Mr. Corey received a J.D. degree from the Vanderbilt University Law School and B.A. degree from the University of North Carolina at Chapel Hill.

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

Joel D. Talley, Vice President, Acquisitions and Exploitation Manager, assumed his responsibilities with the Managing General Partner on July 15, 1996. Prior to joining the Managing General Partner, Mr. Talley was employed for four (4) years by Merit Energy Company as Acquisitions Manager and then as Region Manager over West Texas, New Mexico and Wyoming (1992-1996) and eight (8) years by ARCO Oil & Gas Company in various engineering positions (1984-1992). Mr. Talley received his B.S. in Mechanical Engineering in 1984 from Texas A&M University.

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

Key Employees

Accounting and Administrative Officer - Debbie A. Brock, age 44, assumed her position with the Managing General Partner in 1991. Prior to joining the Managing General Partner, Ms. Brock was employed with Western Container Corporation as Accounting Manager (1982-1990), Synthetic Industries (Texas), Inc. as Accounting Manager (1976-1982) and held various accounting positions in the manufacturing industry (1971-1975). Ms. Brock received a B.B.A. from the University of Houston.

Controller - Robert A. Langford, age 47, assumed his responsibilities with the Managing General Partner in 1992. Mr. Langford received his B.B.A. degree in Accounting in 1975 from the University of Central Arkansas. Prior to joining the Managing General Partner, Mr. Langford was employed with Forest Oil Corporation as Corporate Coordinator, Regional Coordinator, Accounting Manager. He held various other positions from 1982-1992 and 1976-1980 and was Assistant Controller of National Oil Company from 1980-1982.

Financial Reporting Manager - Bryan Dixon, C.P.A., age 30, assumed his responsibilities with the Managing General Partner in 1992. Mr. Dixon received his B.B.A. degree in Accounting in 1988 from Texas Tech University in Lubbock, Texas. Prior to joining the Managing General Partner, Mr. Dixon was employed as a Senior Auditor with Johnson, Miller & Company from 1991-1992 and Audit Supervisor for Texas Tech University and the Texas Tech University Health Sciences Center from 1988-1991.

Production Superintendent - Steve C. Garner, age 55, assumed his responsibilities with the Managing General Partner as Production Superintendent in July, 1989. Prior to joining the Managing General Partner, Mr. Garner was employed 16 years by Shell Oil Company working in all phases of oil field production as operations foreman, one and one-half years with Petroleum Corporation of Delaware as Production Superintendent, six years as an independent engineering consultant, and one year with Citation Oil & Gas Corp. as a workover, completion and production foreman. Mr. Garner has worked extensively in the Permian Basin oil field for the last 25 years.

Tax Manager - Carolyn Cookson, age 40, assumed her position with the Managing General Partner in April, 1989. Prior to joining the Managing General Partner, Ms. Cookson was employed as Director of Taxes at C.F. Lawrence & Associates, Inc. from 1983 to 1989, and worked in public accounting at McCleskey, Cook & Green, P.C. from 1981 to 1983 and Deanna Brady, C.P.A. from 1980 to 1981. She is a member of the Permian Basin Chapter of the Petroleum Accountants' Society, and serves on its Board of Directors and is liaison to the Tax Committee. Ms. Cookson received a B.B.A. in accounting from New Mexico State University.

Vice President, Marketing - Steve J. Person, age 38, joined the Managing General Partner in 1989. Prior to joining the Managing General Partner, Mr. Person served as Vice President of Marketing for CRI, Inc., and was associated with Capital Financial Group and Dean Witter (1983). He received a B.B.A. from Baylor University in 1982 and an M.D.A. from Houston Baptist University in 1987.

Investor Relations Manager - Sandra K. Flournoy, age 50, came to Southwest Royalties, Inc. in 1988 from Parker & Parsley Petroleum, where she was Assistant Manager of Investor Services and Broker/Dealer Relations for two years. Prior to that, Ms. Flournoy was Administrative Assistant to the Superintendent at Greenwood ISD for four years.

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

Item 11.  Executive Compensation

The Partnership does not have any directors or executive officers. The executive officers of the Managing General Partner do not receive any cash compensation, bonuses, deferred compensation or compensation pursuant to any type of plan, from the Partnership. The Managing General Partner received $72,000 during 1996, 1995 and 1994 as an annual administrative fee.

Item 12.  Security Ownership of Certain Beneficial Owners and Management

There are no limited partners who own of record, or are known by the Managing General Partner to beneficially own, more than five percent of the Partnership's limited partnership interests.

The Managing General Partner owns a nine percent interest as a general partner. Through repurchase offers to the limited partners, the Managing General Partner also owns 539 limited partner units, a 5.3% limited partner interest. The Managing General Partner total percentage interest ownership in the Partnership is 13.8%.

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

                                                    Amount and
                                                    Nature of      Percent
                         Name and Address of        Beneficial       of
  Title of Class          Beneficial Owner          Ownership       Class
-------------------  ---------------------------  ---------------  -------
Limited Partnership  Southwest Royalties, Inc.    Directly Owns     5.3%
 Interest            Managing General Partner     539 Units
                     407 N. Big Spring Street
                     Midland, TX  79701

Limited Partnership  H. H. Wommack, III           Indirectly Owns   5.3%
 Interest            Chairman of the Board,       539 Units
                     President, CEO, Treasurer
                     and Director of Southwest
                     Royalties, Inc., the
                     Managing General Partner
                     407 N. Big Spring Street
                     Midland, TX  79701

Limited Partnership  H. Allen Corey               Indirectly Owns   5.3%
 Interest            Secretary and Director of    539 Units
                     Southwest Royalties, Inc.,
                     the Managing General
                     Partner
                     633 Chestnut Street
                     Chattanooga, TN  37450-1800

Limited Partnership  Bill E. Coggin               Indirectly Owns   5.3%
 Interest            Vice President and CFO of    539 Units
                     Southwest Royalties, Inc.,
                     the Managing General
                     Partner
                     407 N. Big Spring Street
                     Midland, TX  79701

Limited Partnership  Richard E. Masterson         Indirectly Owns   5.3%
 Interest            Vice President, Exploration  539 Units
                     and Acquisitions of
                     Southwest Royalties, Inc.,
                     the Managing General
                     Partner
                     407 N. Big Spring Street
                     Midland, TX  79701

Limited Partnership  Jon P. Tate                  Indirectly Owns   5.3%
 Interest            Vice President, Land and     539 Units
                     Assistant Secretary of
                     Southwest Royalties, Inc.,
                     the Managing General
                     Partner
                     407 N. Big Spring Street
                     Midland, TX  79701

                                                    Amount and
                                                    Nature of      Percent
                         Name and Address of        Beneficial       of
  Title of Class          Beneficial Owner          Ownership       Class
-------------------  ---------------------------  ---------------  -------
Limited Partnership  Joel D. Talley               Indirectly Owns   5.3%
 Interest            Vice President, Acquisitions 539 Units
                     and Exploitation Manager of
                     Southwest Royalties, Inc.,
                     the Managing General Partner
                     407 N. Big Spring Street
                     Midland, TX  79701

Limited Partnership  R. Douglas Keathley          Indirectly Owns   5.3%
 Interest            Vice President,              539 Units
                     Operations of Southwest
                     Royalties, Inc., the
                     Managing General Partner
                     407 N. Big Spring Street
                     Midland, TX  79701

There are no arrangements known to the Managing General Partner which may at a subsequent date result in a change of control of the Partnership.

Item 13.  Certain Relationships and Related Transactions

In 1996, the Managing General Partner received $72,000 as an administrative fee. This amount is part of the general and administrative expenses incurred by the Partnership.

In some instances the Managing General Partner and certain officers and employees may be working interest owners in an oil and gas property in which the Partnership also has a net profits interest. Certain properties in which the Partnership has an interest are operated by the Managing General Partner, who was paid approximately $94,000 for administrative overhead attributable to operating such properties during 1996.

Certain subsidiaries of the Managing General Partner perform various oilfield services for properties in which the Partnership owns an interest. Such services aggregated approximately $14,000 for the year ended December 31, 1996.

The law firm of Miller & Martin, of which H. Allen Corey, an officer and director of the Managing General Partner, is a partner, is counsel to the Partnership. Legal services rendered by Miller & Martin to the Partnership during 1996 were approximately $70, which constitutes an immaterial portion of that firm's business. Subsequent to December 31, 1996, the counsel to the Partnership, H. Allen Corey, became a partner in the law firm Baker, Donelson, Bearman & Caldwell.

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

             (2) Schedules required by Article 12 of Regulation S-X are either omitted because they are not applicable or because the required information is shown in the financial statements or the notes thereto.

             (3)  Exhibits:

                  4  (a)  Certificate of Limited Partnership of Southwest
                          Royalties Institutional Income Fund VIII-B, L.P., dated November 30, 1987. (Incorporated by reference from Partnership's S-1 Registration Statement, File Number 33-18852 effective March 31, 1988.)

                     (b) Agreement of Limited Partnership of Southwest Royalties Institutional Income Fund VIII-B, L.P. dated July 11, 1988. (Incorporated by reference from Partnership's Form 10-K for the fiscal year ended December 31, 1988.)

                  27  Financial Data Schedule

          (b)  Reports on Form 8-K

               There were no reports filed on Form 8-K during the quarter ended December 31, 1996.

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


                           Date:  March 26, 1997


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


Date:  March 26, 1997


By:    /s/ H. Allen Corey
       -----------------------------
       H. Allen Corey, Secretary and
       Director


Date:  March 26, 1997