Form 10-Q
period 1997-03-31
SOUTHWEST ROYALTIES INSTITUTIONAL INCOME FUND VIII B L P
filed 1997-05-13
CIK 825886

FORM 10-Q


                    SECURITIES AND EXCHANGE COMMISSION
                          WASHINGTON, D.C.  20549

(Mark One)

(X)  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
     OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 1997

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

                      PART I. - FINANCIAL INFORMATION


Item 1.   Financial Statements

The unaudited condensed financial statements included herein have been prepared by the Registrant (herein also referred to as the "Partnership") in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments necessary for a fair presentation have been included and are of a normal recurring nature. The financial statements should be read in conjunction with the audited financial statements and the notes thereto for the year ended December 31, 1996 which are found in the Registrant's Form 10-K Report for 1996 filed with the Securities and Exchange Commission. The December 31, 1996 balance sheet included herein has been taken from the Registrant's 1996 Form 10-K Report. Operating results for the three month period ended
March 31, 1997 are not necessarily indicative of the results that may be expected for the full year.

        Southwest Royalties Institutional Income Fund VIII-B, L.P.

                              Balance Sheets


                                                 March 31,     December 31,
                                                   1997            1996
                                                 ---------     ------------
                                                (unaudited)

  Assets

Current assets:
 Cash and cash equivalents                    $     13,133         29,317
 Receivable from Managing General
  Partner                                          135,850        182,243
                                                 ---------      ---------
   Total current assets                            148,983        211,560
                                                 ---------      ---------
Oil and gas properties - using the
 full-cost method of accounting                  4,196,749      4,196,749
  Less accumulated depreciation,
   depletion and amortization                    2,950,434      2,927,434
                                                 ---------      ---------
   Net oil and gas properties                    1,246,315      1,269,315
                                                 ---------      ---------
                                              $  1,395,298      1,480,875
                                                 =========      =========
  Liabilities and Partners' Equity

Current liabilities:
 Distributions payable                        $        149            171
 Accounts payable                                    5,300              -
                                                 ---------      ---------
   Total current liabilities                         5,449            171
                                                 ---------      ---------
Partners' equity:
 General partners                                   12,958         19,743
 Limited partners                                1,376,891      1,460,961
                                                 ---------      ---------
   Total partners' equity                        1,389,849      1,480,704
                                                 ---------      ---------
                                              $  1,395,298      1,480,875
                                                 =========      =========

        Southwest Royalties Institutional Income Fund VIII-B, L.P.

                         Statements of Operations
                                (unaudited)


                                                        Three Months Ended
                                                            March 31,
                                                         1997       1996
                                                         ----       ----

  Revenues

Income from net profits interests                   $   159,383    137,654
Interest                                                    490        306
                                                        -------    -------
                                                        159,873    137,960
                                                        -------    -------
  Expenses

General and administrative                               25,728     26,678
Depreciation, depletion and amortization                 23,000     34,000
                                                        -------    -------
                                                         48,728     60,678
                                                        -------    -------
Net income                                          $   111,145     77,282
                                                        =======    =======
Net income allocated to:

 Managing General Partner                           $    12,074     10,015
                                                        =======    =======
 General partner                                    $     1,341      1,113
                                                        =======    =======
 Limited partners                                   $    97,730     66,154
                                                        =======    =======
  Per limited partner unit                          $      9.63       6.52
                                                        =======    =======

        Southwest Royalties Institutional Income Fund VIII-B, L.P.

                         Statements of Cash Flows
                                (unaudited)


                                                        Three Months Ended
                                                            March 31,
                                                         1997       1996
                                                         ----       ----
Cash flows from operating activities:

 Cash received from income from net profits
  interests                                         $   205,776    129,681
 Cash paid to suppliers                                 (20,428)   (20,560)
 Interest received                                          490        306
                                                       --------   --------
 Net cash provided by operating activities              185,838    109,427
                                                       --------   --------
Cash flows provided by investing activities:

 Sale of oil and gas properties                               -      1,000
                                                       --------   --------
Cash flows used in financing activities:

 Distributions to partners                             (202,022)  (122,608)
                                                       --------   --------
Net decrease in cash and cash equivalents               (16,184)   (12,181)

 Beginning of period                                     29,317     38,072
                                                       --------   --------
 End of period                                      $    13,133     25,891
                                                       ========   ========

                                                                (continued)

        Southwest Royalties Institutional Income Fund VIII-B, L.P.

                                (unaudited)


                                                        Three Months Ended
                                                            March 31,
                                                         1997       1996
                                                         ----       ----

Reconciliation of net income to net cash provided by operating activities:

Net income                                          $   111,145     77,282

Adjustments to reconcile net income to net cash provided by operating activities:

  Depreciation, depletion and amortization               23,000     34,000
  (Increase) decrease in receivables                     46,393     (7,905)
  Increase in payables                                    5,300      6,050
                                                        -------    -------
Net cash provided by operating activities           $   185,838    109,427
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

Results of Operations

A.  General Comparison of the Quarters Ended March 31, 1997 and 1996

The following table provides certain information regarding performance factors for the quarters ended March 31, 1997 and 1996:

                                               Three Months
                                                  Ended         Percentage
                                                 March 31,       Increase
                                              1997      1996    (Decrease)
                                              ----      ----    ----------
Average price per barrel of oil           $   21.68     18.34      18%
Average price per mcf of gas              $    2.52      2.09      21%
Oil production in barrels                    11,800    14,400     (18%)
Gas production in mcf                        13,700    18,400     (26%)
Income from net profits interests         $ 159,383   137,654      16%
Partnership distributions                 $ 202,000   122,540      65%
Limited partner distributions             $ 181,800   110,840      64%
Per unit distribution to limited
 partners                                 $   17.92     10.92      64%
Number of limited partner units              10,147    10,147

Revenues

The Partnership's income from net profits interests increased to $159,383 from $137,654 for the quarters ended March 31, 1997 and 1996, respectively, an increase of 16%. The principal factors affecting the comparison of the quarters ended March 31, 1997 and 1996 are as follows:

1. The average price for a barrel of oil received by the Partnership increased during the quarter ended March 31, 1997 as compared to the quarter ended March 31, 1996 by 18%, or $3.34 per barrel, resulting in an increase of approximately $48,100 in income from net profits interests. Oil sales represented 88% of total oil and gas sales during the quarter ended March 31, 1997 as compared to 87% during the quarter ended March 31, 1996.

    The average price for an mcf of gas received by the Partnership increased during the same period by 21%, or $.43 per mcf, resulting in an increase of approximately $7,900 in income from net profits interests.

    The total increase in income from net profits interests due to the change in prices received from oil and gas production is approximately $56,000. The market price for oil and gas has been extremely volatile over the past decade, and management expects a certain amount of volatility to continue in the foreseeable future.

2. Oil production decreased approximately 2,600 barrels or 18% during the quarter ended March 31, 1997 as compared to the quarter ended March 31, 1996, resulting in a decrease of approximately $56,400 in income from net profits interests.

    Gas production decreased approximately 4,700 mcf or 26% during the same period, resulting in a decrease of approximately $11,800 in income from net profits interests.

    The total decrease in income from net profits interests due to the change in production is approximately $68,200. The decrease is primarily a result of mechanical problems causing lease downtime, some wells experiencing a sharp natural decline and the gas production estimate for the first quarter of 1996 being higher than the actual gas produced during the first quarter of 1996 due to the wells experiencing a higher than normal natural decline and unforeseeable well downtime during the first quarter of 1996.

3. Lease operating costs and production taxes were 20% lower, or approximately $33,600 less during the quarter ended March 31, 1997 as compared to the quarter ended March 31, 1996. The decrease is primarily a result of workover costs incurred in 1996 as compared to 1997.

Costs and Expenses

Total costs and expenses decreased to $48,728 from $60,678 for the quarters ended March 31, 1997 and 1996, respectively, a decrease of 20%. The decrease is the result of lower general and administrative expense and depletion expense.

1. General and administrative costs consists of independent accounting and engineering fees, computer services, postage, and Managing General Partner personnel costs. General and administrative costs decreased 4% or approximately $1,000 during the quarter ended March 31, 1997 as compared to the quarter ended March 31, 1996.

2. Depletion expense decreased to $23,000 for the quarter ended March 31, 1997 from $34,000 for the same period in 1996. This represents a decrease of 32%. Depletion is calculated using the units of revenue method of amortization based on a percentage of current period gross revenues to total future gross oil and gas revenues, as estimated by the Partnership's independent petroleum consultants. Contributing factors to the decline in depletion expense between the comparative periods were the increase in the price of oil used to determine the Partnership's reserve for January 1, 1997 as compared to 1996 and the decrease in gross oil and gas revenue.

Liquidity and Capital Resources

The primary source of cash is from operations, the receipt of income from interests in oil and gas properties. The Partnership knows of no material change, nor does it anticipate any such change.

Cash flows provided by operating activities were approximately $185,800 in the quarter ended March 31, 1997 as compared to approximately $109,400 in the quarter ended March 31, 1996. The primary source of the 1997 cash flow from operating activities was profitable operations.

There were no cash flows provided by investing activities in the quarter ended March 31, 1997 as compared to approximately $1,000 in the quarter ended March 31, 1996.

Cash flows used in financing activities were approximately $202,000 in the quarter ended March 31, 1997 as compared to approximately $122,600 in the quarter ended March 31, 1996. The only use in financing activities was the distributions to partners.

Total distributions during the quarter ended March 31, 1997 were $202,000 of which $181,800 was distributed to the limited partners and $20,200 to the general partners. The per unit distribution to limited partners during the quarter ended March 31, 1997 was $17.92. Total distributions during the quarter ended March 31, 1996 were $122,540 of which $110,840 was distributed to the limited partners and $11,700 to the general partners. The per unit distribution to limited partners during the quarter ended March 31, 1996 was $10.92.

The source for the 1997 distributions of $202,000 was oil and gas operations of approximately $185,800, with the balance from available cash on hand at the beginning of the period. The sources for the 1996 distributions of $122,540 were oil and gas operations of approximately $109,400 and the sale of oil and gas properties of approximately $1,000, with the balance from available cash on hand at the beginning of the period.

Since inception of the Partnership, cumulative monthly cash distributions of $4,962,115 have been made to the partners. As of March 31, 1997, $4,484,341 or $441.94 per limited partner unit has been distributed to the limited partners, representing an 88% return of the capital contributed.

As of March 31, 1997, the Partnership had approximately $143,500 in working capital. The Managing General Partner knows of no unusual contractual commitments and believes the revenues generated from operations are adequate to meet the needs of the Partnership.

                       PART II. - OTHER INFORMATION


Item 1.   Legal Proceedings

          None

Item 2.   Changes in Securities

          None

Item 3.   Defaults Upon Senior Securities

          None

Item 4.   Submission of Matter to a Vote of Security Holders

          None

Item 5.   Other Information

          None

Item 6.   Exhibits and Reports on Form 8-K

          (a)  Exhibits:

               27 Financial Data Schedule

          (b)  Reports on Form 8-K:

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


Date:  May 15, 1997