Form 10-Q
period 1997-06-30
SOUTHWEST ROYALTIES INSTITUTIONAL INCOME FUND VIII B L P
filed 1997-08-14
CIK 825886

FORM 10-Q


                    SECURITIES AND EXCHANGE COMMISSION
                          WASHINGTON, D.C.  20549

(Mark One)

(X)  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
     OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 1997

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

                      PART I. - FINANCIAL INFORMATION


Item 1. Financial Statements

The unaudited condensed financial statements included herein have been prepared by the Registrant (herein also referred to as the "Partnership") in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments necessary for a fair presentation have been included and are of a normal recurring nature. The financial statements should be read in conjunction with the audited financial statements and the notes thereto for the year ended December 31, 1996 which are found in the Registrant's Form 10-K Report for 1996 filed with the Securities and Exchange Commission. The December 31, 1996 balance sheet included herein has been taken from the Registrant's 1996 Form 10-K Report. Operating results for the three and six month periods ended June 30, 1997 are not necessarily indicative of the results that may be expected for the full year.

        Southwest Royalties Institutional Income Fund VIII-B, L.P.

                              Balance Sheets


                                                 June 30,      December 31,
                                                   1997            1996
                                                ---------      ------------
                                               (unaudited)

  Assets

Current assets:
 Cash and cash equivalents                   $     21,968          29,317
 Receivable from Managing General Partner         120,504         182,243
                                                ---------       ---------
    Total current assets                          142,472         211,560
                                                ---------       ---------
Oil and gas properties - using the
 full cost method of accounting                 4,196,749       4,196,749
  Less accumulated depreciation,
   depletion and amortization                   2,973,434       2,927,434
                                                ---------       ---------
    Net oil and gas properties                  1,223,315       1,269,315
                                                ---------       ---------
                                             $  1,365,787       1,480,875
                                                =========       =========
  Liabilities and Partners' Equity

Current liabilities:
 Distributions payable                       $         44             171
 Accounts payable                                     507               -
                                                ---------       ---------
    Total current liabilities                         551             171
                                                ---------       ---------

Partners' equity:
 General partners                                  12,796          19,743
 Limited partners                               1,352,440       1,460,961
                                                ---------       ---------
    Total partners' equity                      1,365,236       1,480,704
                                                ---------       ---------
                                             $  1,365,787       1,480,875
                                                =========       =========

        Southwest Royalties Institutional Income Fund VIII-B, L.P.

                         Statements of Operations
                                (unaudited)


                                 Three Months Ended     Six Months Ended
                                       June 30,             June 30,
                                   1997       1996      1997       1996

  Revenues

Income from net profits
 interests                    $   176,677    209,175    336,063    346,830
Interest                              407        624        896        930
                                  -------    -------    -------    -------
                                  177,084    209,799    336,959    347,760
                                  -------    -------    -------    -------

  Expenses

General and administrative         18,698     18,126     44,427     44,805
Depreciation, depletion and
 amortization                      23,000     39,000     46,000     73,000
                                  -------    -------    -------    -------
                                   41,698     57,126     90,427    117,805
                                  -------    -------    -------    -------
Net income                    $   135,386    152,673    246,532    229,955
                                  =======    =======    =======    =======
Net income allocated to:

 Managing General Partner     $    14,255     17,251     26,328     27,266
                                  =======    =======    =======    =======
 General Partner              $     1,584      1,917      2,925      3,030
                                  =======    =======    =======    =======
 Limited Partners             $   119,547    133,505    217,279    199,659
                                  =======    =======    =======    =======
  Per limited partner unit    $     11.78      13.16      21.41      19.68
                                  =======    =======    =======    =======

        Southwest Royalties Institutional Income Fund VIII-B, L.P.

                         Statements of Cash Flows
                                (unaudited)


                                                        Six Months Ended
                                                             June 30,
                                                         1997       1996

Cash flows from operating activities:

 Cash received from income from net
  profits interests                                 $   397,802    322,268
 Cash paid to suppliers                                 (43,920)   (44,737)
 Interest received                                          896        930
                                                       --------   --------
  Net cash provided by operating activities             354,778    278,461
                                                       --------   --------
Cash flows provided by investing activities:

 Cash received from sale of oil and gas
  properties                                                -        1,000
                                                       --------   --------
Cash flows used in financing activities:

 Distributions to partners                             (362,127)  (292,446)
                                                       --------   --------
Net decrease in cash and cash equivalents                (7,349)   (12,985)

 Beginning of period                                     29,317     38,072
                                                       --------   --------
 End of period                                      $    21,968     25,087
                                                       ========   ========

                                                                (continued)

        Southwest Royalties Institutional Income Fund VIII-B, L.P.

                                (unaudited)


                                                        Six Months Ended
                                                             June 30,
                                                         1997       1996

Reconciliation of net income to net cash provided by operating activities:

Net income                                          $   246,532    229,955

Adjustments to reconcile net income to net cash provided by operating activities:

  Depreciation, depletion and amortization               46,000     73,000
  (Increase) decrease in receivables                     61,739    (24,494)
  Increase in payables                                      507       -
                                                        -------    -------
Net cash provided by operating activities           $   354,778    278,461
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

Results of Operations

A.  General Comparison of the Quarters Ended June 30, 1997 and 1996

The following table provides certain information regarding performance factors for the quarters ended June 30, 1997 and 1996:

                                               Three Months
                                                  Ended         Percentage
                                                 June 30,        Increase
                                              1997      1996    (Decrease)
                                              ----      ----    ----------

Average price per barrel of oil          $   19.11     20.45        (7%)
Average price per mcf of gas             $    2.78      2.54         9%
Oil production in barrels                   13,100    14,900       (12%)
Gas production in mcf                       14,000    16,200       (14%)
Income from net profits interests        $ 176,677   209,175       (16%)
Partnership distributions                $ 160,000   170,000        (6%)
Limited partner distributions            $ 144,000   153,000        (6%)
Per unit distribution to limited
 partners                                $   14.19     15.08        (6%)
Number of limited partner units             10,147    10,147

Revenues

The Partnership's income from net profits interests decreased to $176,677 from $209,175 for the quarters ended June 30, 1997 and 1996, respectively, a decrease of 16%. The principal factors affecting the comparison of the quarters ended June 30, 1997 and 1996 are as follows:

1. The average price for a barrel of oil received by the Partnership decreased during the quarter ended June 30, 1997 as compared to the quarter ended June 30, 1996 by 7%, or $1.34 per barrel, resulting in a decrease of approximately $20,000 in income from net profits interests. Oil sales represented 87% of total oil and gas sales during the quarter ended June 30, 1997 as compared to 88% during the quarter ended June 30, 1996.

    The average price for an mcf of gas received by the Partnership increased during the same period by 9%, or $.24 per mcf, resulting in an increase of approximately $3,900 in income from net profits interests.

    The net total decrease in income from net profits interests due to the change in prices received from oil and gas production is approximately $16,100. The market price for oil and gas has been extremely volatile over the past decade, and management expects a certain amount of volatility to continue in the foreseeable future.

2. Oil production decreased approximately 1,800 barrels or 12% during the quarter ended June 30, 1997 as compared to the quarter ended June 30, 1996, resulting in a decrease of approximately $34,400 in income from net profits interests.

    Gas production decreased approximately 2,200 mcf or 14% during the same period, resulting in a decrease of approximately $6,100 in income from net profits interests.

    The total decrease in income from net profits interests due to the change in production is approximately $40,500. The decrease is primarily attributable to well downtime during 1997, partially offset by an increase due to the Partnership's interest in two wells drilled under a farm-out agreement.

3. Lease operating costs and production taxes were 18% lower, or approximately $24,000 less during the quarter ended June 30, 1997 as compared to the quarter ended June 30, 1996. The decrease is primarily attributable to workover costs incurred in 1996 as compared to 1997.

Costs and Expenses

Total costs and expenses decreased to $41,698 from $57,126 for the quarters ended June 30, 1997 and 1996, respectively, a decrease of 27%. The decrease is the result of lower depletion expense, partially offset by an increase in general and administrative expense.

1. General and administrative costs consists of independent accounting and engineering fees, computer services, postage, and Managing General Partner personnel costs. General and administrative costs increased 3% or approximately $600 during the quarter ended June 30, 1997 as compared to the quarter ended June 30, 1996.

2. Depletion expense decreased to $23,000 for the quarter ended June 30, 1997 from $39,000 for the same period in 1996. This represents a decrease of 41%. Depletion is calculated using the units of revenue method of amortization based on a percentage of current period gross revenues to total future gross oil and gas revenues, as estimated by the Partnership's independent petroleum consultants. Contributing factors to the decline in depletion expense between the comparative periods were the increase in the price of oil used to determine the Partnership's reserves for January 1, 1997 as compared to 1996 and the decrease in oil and gas revenue.

B.  General Comparison of the Six Month Periods Ended June 30, 1997 and 1996

The following table provides certain information regarding performance factors for the six month periods ended June 30, 1997 and 1996:


                                                Six Months
                                                  Ended         Percentage
                                                 June 30,        Increase
                                              1997      1996    (Decrease)
                                              ----      ----    ----------

Average price per barrel of oil          $   20.17     19.42         4%
Average price per mcf of gas             $    2.61      2.47         6%
Oil production in barrels                   25,100    29,300       (14%)
Gas production in mcf                       28,100    32,200       (13%)
Income from net profits interests        $ 336,063   346,830        (3%)
Partnership distributions                $ 362,000   292,540        24%
Limited partner distributions            $ 325,800   263,840        23%
Per unit distribution to limited
 partners                                $   32,11     26.00        23%
Number of limited partner units             10,147    10,147

Revenues

The Partnership's income from net profits interests decreased to $336,063 from $346,830 for the six months ended June 30, 1997 and 1996, respectively, a decrease of 3%. The principal factors affecting the comparison of the six months ended June 30, 1997 and 1996 are as follows:

1. The average price for a barrel of oil received by the Partnership increased during the six months ended June 30, 1997 as compared to the six months ended June 30, 1996 by 4%, or $.75 per barrel, resulting in an increase of approximately $22,000 in income from net profits interests. Oil sales represented 87% of total oil and gas sales during the six months ended June 30, 1997 as compared to 88% during the six months ended June 30, 1996.

    The average price for an mcf of gas received by the Partnership increased during the same period by 6%, or $.14 per mcf, resulting in an increase of approximately $4,500 in income from net profits interests.

    The total increase in income from net profits interests due to the change in prices received from oil and gas production is approximately $26,500. The market price for oil and gas has been extremely volatile over the past decade, and management expects a certain amount of volatility to continue in the foreseeable future.

2. Oil production decreased approximately 4,200 barrels or 14% during the six months ended June 30, 1997 as compared to the six months ended June 30, 1996, resulting in a decrease of approximately $84,700 in income from net profits interests.

    Gas production decreased approximately 4,100 mcf or 13% during the same period, resulting in a decrease of approximately $10,700 in income from net profits interests.

    The total decrease in income from net profits interests due to the change in production is approximately $95,400. The decrease is primarily attributable to well downtime during 1997, partially offset by an increase due to the Partnership's interest in two wells drilled under a farm-out agreement.

3. Lease operating costs and production taxes were 19% lower, or approximately $57,600 less during the six months ended June 30, 1997 as compared to the six months ended June 30, 1996. The decrease is primarily attributable to workover costs incurred in 1996 as compared to 1997.

Costs and Expenses

Total costs and expenses decreased to $90,427 from $117,805 for the six months ended June 30, 1997 and 1996, respectively, a decrease of 23%. The decrease is the result of lower general and administrative expense and depletion expense.

1. General and administrative costs consists of independent accounting and engineering fees, computer services, postage, and Managing General Partner personnel costs. General and administrative costs decreased 1% or approximately $400 during the six months ended June 30, 1997 as compared to the six months ended June 30, 1996.

2. Depletion expense decreased to $46,000 for the six months ended June 30, 1997 from $73,000 for the same period in 1996. This represents a decrease of 37%. Depletion is calculated using the units of revenue method of amortization based on a percentage of current period gross revenues to total future gross oil and gas revenues, as estimated by the Partnership's independent petroleum consultants. Contributing factors to the decline in depletion expense between the comparative periods were the increase in the price of oil used to determine the Partnership's reserve for January 1, 1997 as compared to 1996 and the decrease in oil and gas revenue.

Liquidity and Capital Resources

The primary source of cash is from operations, the receipt of income from interests in oil and gas properties. The Partnership knows of no material change, nor does it anticipate any such change.

Cash flows provided by operating activities were approximately $354,800 in the six months ended June 30, 1997 as compared to approximately $278,500 in the six months ended June 30, 1996. The primary source of the 1997 cash flow from operating activities was profitable operations.

There were no cash flows provided by investing activities in the six months ended June 30, 1997 as compared to $1,000 in the six months ended June 30, 1996.

Cash flows used in financing activities were approximately $362,100 in the six months ended June 30, 1997 as compared to approximately $292,400 in the six months ended June 30, 1996. The only use in financing activities was the distributions to partners.

Total distributions during the six months ended June 30, 1997 were $362,000 of which $325,800 was distributed to the limited partners and $36,200 to the general partners. The per unit distribution to limited partners during the six months ended June 30, 1997 was $32.11. Total distributions during the six months ended June 30, 1996 were $292,540 of which $263,840 was distributed to the limited partners and $28,700 to the general partners. The per unit distribution to limited partners during the six months ended June 30, 1996 was $26.00.

The source for the 1997 distributions of $362,000 was oil and gas operations of approximately $354,800, with the balance from available cash on hand at the beginning of the period. The sources for the 1996 distributions of $292,540 were oil and gas operations of approximately $278,500 and the sale of oil and gas properties of $1,000, with the balance from available cash on hand at the beginning of the period.

Since inception of the Partnership, cumulative monthly cash distributions of $5,122,115 have been made to the partners. As of June 30, 1997, $4,628,341 or $456.13 per limited partner unit has been distributed to the limited partners, representing a 91% return of the capital contributed.

As of June 30, 1997, the Partnership had approximately $141,900 in working capital. The Managing General Partner knows of no unusual contractual commitments and believes the revenues generated from operations are adequate to meet the needs of the Partnership.

                       PART II. - OTHER INFORMATION


Item 1.    Legal Proceedings

           None

Item 2.    Changes in Securities

           None

Item 3.    Defaults Upon Senior Securities

           None

Item 4.    Submission of Matter to a Vote of Security Holders

           None

Item 5.    Other Information

           None

Item 6.    Exhibits and Reports on Form 8-K

           (a)  Exhibits:

                27 Financial Data Schedule

           (b)  Reports on Form 8-K:

                On June 12, 1997, the Partnership filed Form 8-K and on June 24, 1997, the Partnership filed Form 8-K Amended, with respect to Item 4, Changes in Registrant's Certifying Accountant.

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

                                 SOUTHWEST ROYALTIES INSTITUTIONAL
                                 INCOME FUND VIII-B, L.P.
                                 a Delaware limited partnership


                                 By:   Southwest Royalties, Inc.
                                       Managing General Partner


                                 By:   /s/ Bill E. Coggin
                                       Bill E. Coggin, Vice President
                                       and Chief Financial Officer
Date: August 15, 1997