Form 10-Q
period 1997-09-30
SOUTHWEST ROYALTIES INSTITUTIONAL INCOME FUND VIII B L P
filed 1997-11-13
CIK 825886

Page 14 of 14
                                 FORM 10-Q


                    SECURITIES AND EXCHANGE COMMISSION
                         WASHINGTON, D. C.  20549

(Mark One)

(X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 1997

                                    OR

( ) TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _________________ to _______________

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

                       407 N. Big Spring, Suite 300
                  _________Midland, Texas 79701_________
                 (Address of principal executive offices)

                      ________(915) 686-9927________
                      (Registrant's telephone number,
                           including area code)

Indicate by check mark whether registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days:

                            Yes __X__ No _____

         The total number of pages contained in this report is 14.

                      PART I. - FINANCIAL INFORMATION

Item 1.  Financial Statements

The unaudited condensed financial statements included herein have been prepared by the Registrant (herein also referred to as the "Partnership") in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments necessary for a fair presentation have been included and are of a normal recurring nature. The financial statements should be read in conjunction with the audited financial statements and the note thereto for the year ended December 31, 1996 which are found in the Registrant's Form 10-K Report for 1996 filed with the Securities and Exchange Commission. The December 31, 1996 balance sheet included herein has been taken from the Registrant's 1996 Form 10-K Report. Operating results for the three and nine month periods ended September 30, 1997 are not necessarily indicative of the results that may be expected for the full year.

        Southwest Royalties Institutional Income Fund VIII-B, L.P.

                              Balance Sheets

                                              September 30,   December 31,
                                                   1997           1996
                                              -------------   ------------
                                               (unaudited)
Assets

Current assets
 Cash and cash equivalents                     $   23,819         29,317
 Receivable from Managing General Partner          95,424        182,243
---------                                      ---------
     Total current assets                         119,243        211,560
                                                ---------      ---------
Oil and gas properties - using the
 full cost method of accounting                 4,196,749      4,196,749
  Less accumulated depreciation,
   depletion and amortization                   2,992,434      2,927,434
                                                ---------      ---------
     Net oil and gas properties                 1,204,315      1,269,315
                                                ---------      ---------
                                               $1,323,558      1,480,875
                                                =========      =========

Liabilities and Partners' Equity

Current liability - Distribution payable       $      293            171
---------                                      ---------
 Partners' equity
  General partners                                 10,499         19,743
  Limited partners                              1,312,766      1,460,961
                                                ---------      ---------
     Total partners' equity                     1,323,265      1,480,704
                                                ---------      ---------
                                               $1,323,558      1,480,875
                                                =========      =========

        Southwest Royalties Institutional Income Fund VIII-B, L.P.

                         Statements of Operations
                                (unaudited)


                                Three Months Ended    Nine Months Ended
                                  September 30,         September 30,
                                  1997      1996        1997      1996

Revenues

Income from net profits
 interests                   $   105,841   142,274     441,902   489,104
Interest                             370       517       1,267     1,447
                                 -------   -------     -------   -------
                                 106,211   142,791     443,169   490,551
                                 -------   -------     -------   -------
Expenses

General and administrative        18,181    18,297      62,608    63,102
Depreciation, depletion and
 amortization                     19,000    38,000      65,000   111,000
                                 -------   -------     -------   -------
                                  37,181    56,297     127,608   174,102
                                 -------   -------     -------   -------
Net income                   $    69,030    86,494     315,561   316,449
                                 =======   =======     =======   =======



Net income allocated to:

 Managing General Partner    $     7,923    11,204      34,250    38,470
                                 =======   =======     =======   =======
 General Partner             $       880     1,245       3,806     4,274
                                 =======   =======     =======   =======
 Limited Partners            $    60,227    74,045     277,505   273,705
                                 =======   =======     =======   =======
  Per limited partner unit   $      5.94      7.30        27.35    26.97
                                 =======   =======     =======   =======

        Southwest Royalties Institutional Income Fund VIII-B, L.P.

                         Statements of Cash Flows
                                (unaudited)


                                                      Nine Months Ended
                                                        September 30,
                                                       1997       1996
Cash flows from operating activities

 Cash received from income from net
  profits interests                                $  528,721    470,943
 Cash paid to suppliers                              (62,608)   (63,034)
 Interest received                                      1,267      1,447
                                                      -------    -------

  Net cash provided by operating activities           467,380    409,356
                                                      -------    -------
Cash flows provided by investing activities

 Cash received from sale of oil and gas
  property interest                                         -      1,000
                                                      -------    -------
Cash flows used in financing activities

 Distributions to partners                          (472,878)  (412,436)
                                                      -------    -------
Net decrease in cash and cash equivalents             (5,498)    (2,080)

 Beginning of period                                   29,317     38,072
                                                      -------    -------
 End of period                                     $   23,819     35,992
=======                                            =======

                                                             (continued)

        Southwest Royalties Institutional Income Fund VIII-B, L.P.

                                (unaudited)


                                                      Nine Months Ended
                                                        September 30,
                                                       1997       1996
Reconciliation of net income to net cash provided by operating activities

Net income                                         $  315,561    316,449

Adjustments to reconcile net income to net cash provided by operating activities

 Depreciation, depletion and amortization              65,000    111,000
 (Increase) decrease in receivables                    86,819   (18,093)
                                                    ---------  ---------
Net cash provided by operating activities          $  467,380    409,356
                                                    =========  =========

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

Results of Operations

A.  General Comparison of the Quarters Ended September 30, 1997 and 1996

The following table provides certain information regarding performance factors for the quarters ended September 30, 1997 and 1996:

                                                 Three Months
                                                    Ended        Percentage
                                                September 30,     Increase
                                                1997      1996   (Decrease)

Average price per barrel of oil            $   18.03     21.61    (17%)
Average price per mcf of gas               $    2.44      2.26       8%
Oil production in barrels                     12,100    13,800    (12%)
Gas production in mcf                         13,700    14,600     (6%)
Income from net profits interests          $ 105,841   142,274    (26%)
Partnership distributions                  $ 111,000   120,000     (8%)
Limited partner distributions              $  99,900   108,000     (8%)
Per unit distribution to limited partners  $    9.85     10.64     (8%)
Number of limited partner units               10,147    10,147

Revenues

The Partnership's income from net profits interests decreased to $105,841 from $142,274 for the quarters ended September 30, 1997 and 1996, respectively, a decrease of 26%. The principal factors affecting the comparison of the quarters ended September 30, 1997 and 1996 are as follows:

1. The average price for a barrel of oil received by the Partnership decreased during the quarter ended September 30, 1997 as compared to the quarter ended September 30, 1996 by 17%, or $3.58 per barrel, resulting in a decrease of approximately $49,400 in income from net profits interests. Oil sales represented 87% of total oil and gas sales during the quarter ended September 30, 1997 as compared to 90% during the quarter ended September 30, 1996.

     The average price for an mcf of gas received by the Partnership increased during the same period by 8%, or $.18 per mcf, resulting in an increase of approximately $2,600 in income from net profits interests.

     The net total decrease in income from net profits interests due to the change in prices received from oil and gas production is approximately $46,800. The market price for oil and gas has been extremely volatile over the past decade, and management expects a certain amount of volatility to continue in the foreseeable future.

2. Oil production decreased approximately 1,700 barrels or 12% during the quarter ended September 30, 1997 as compared to the quarter ended September 30, 1996, resulting in a decrease of approximately $30,700 in income from net profits interests.

    Gas production decreased approximately 900 mcf or 6% during the same period, resulting in a decrease of approximately $2,200 in income from net profits interests.

    The  total  decrease in income from net profits interests  due  to  the
    change  in  production  is  approximately  $32,900.   The  decrease  is
    primarily attributable to downtime due to mechanical problems.

3. Lease operating costs and production taxes were 23% lower, or approximately $43,800 less during the quarter ended September 30, 1997 as compared to the quarter ended September 30, 1996. The decrease is primarily attributable to workover costs incurred in 1996 as compared to 1997.

Costs and Expenses

Total costs and expenses decreased to $37,181 from $56,297 for the quarters ended September 30, 1997 and 1996, respectively, a decrease of 34%. The decrease is the result of lower general and administrative expense and depletion expense.

1. General and administrative costs consists of independent accounting and engineering fees, computer services, postage, and Managing General Partner personnel costs. General and administrative costs decreased 1% or approximately $100 during the quarter ended September 30, 1997 as compared to the quarter ended September 30, 1996.

2. Depletion expense decreased to $19,000 for the quarter ended September 30, 1997 from $38,000 for the same period in 1996. This represents a decrease of 50%. Depletion is calculated using the units of revenue method of amortization based on a percentage of current period gross revenues to total future gross oil and gas revenues, as estimated by the Partnership's independent petroleum consultants. Two contributing factors to the decline in depletion expense between the comparative periods were the increase in the price of oil used to determine the Partnership's reserves for January 1, 1997 as compared to 1996 and the decline in gross oil and gas revenues.

B.   General Comparison of the Nine Month Periods Ended September 30,  1997
and 1996

The following table provides certain information regarding performance factors for the nine month periods ended September 30, 1997 and 1996:

                                                 Nine Months
                                                    Ended        Percentage
                                                September 30,     Increase
                                                1997      1996   (Decrease)

Average price per barrel of oil            $   19.47     20.12     (3%)
Average price per mcf of gas               $    2.55      2.41       6%
Oil production in barrels                     37,200    43,100    (14%)
Gas production in mcf                         41,800    46,700    (10%)
Income from net profits interests          $ 441,902   489,104    (10%)
Partnership distributions                  $ 473,000   412,540      15%
Limited partner distributions              $ 425,700   371,840      14%
Per unit distribution to limited partners  $   41.95     36.65      14%
Number of limited partner units               10,147    10,147      14%

Revenues

The Partnership's income from net profits interests decreased to $441,902 from $489,104 for the nine months ended September 30, 1997 and 1996, respectively, a decrease of 10%. The principal factors affecting the comparison of the nine months ended September 30, 1997 and 1996 are as follows:

1. The average price for a barrel of oil received by the Partnership decreased during the nine months ended September 30, 1997 as compared to the nine months ended September 30, 1996 by 3%, or $.65 per barrel, resulting in a decrease of approximately $28,000 in income from net profits interests. Oil sales represented 87% of total oil and gas sales during the nine months ended September 30, 1997 as compared to 89% during the nine months ended September 30, 1996.

    The average price for an mcf of gas received by the Partnership increased during the same period by 6%, or $.14 per mcf, resulting in an increase of approximately $6,500 in income from net profits interests.

    The net total decrease in income from net profits interests due to the change in prices received from oil and gas production is approximately $21,500. The market price for oil and gas has been extremely volatile over the past decade, and management expects a certain amount of volatility to continue in the foreseeable future.

2. Oil production decreased approximately 5,900 barrels or 14% during the nine months ended September 30, 1997 as compared to the nine months ended September 30, 1996, resulting in a decrease of approximately $114,900 in income from net profits interests.

    Gas production decreased approximately 4,900 mcf or 10% during the same period, resulting in a decrease of approximately $12,500 in income from net profits interests.

    The  total  decrease in income from net profits interests  due  to  the
    change  in  production  is  approximately $127,400.   The  decrease  is
    primarily attributable to downtime due to mechanical problems.

3. Lease operating costs and production taxes were 21% lower, or approximately $101,400 less during the nine months ended September 30, 1997 as compared to the nine months ended September 30, 1996. The decrease is primarily attributable to workover costs incurred in 1996 as compared to 1997.

Costs and Expenses

Total costs and expenses decreased to $127,608 from $174,102 for the nine months ended September 30, 1997 and 1996, respectively, a decrease of 27%. The decrease is the result of lower general and administrative expense and depletion expense.

1. General and administrative costs consists of independent accounting and engineering fees, computer services, postage, and Managing General Partner personnel costs. General and administrative costs decreased 1% or approximately $500 during the nine months ended September 30, 1997 as compared to the nine months ended September 30, 1996.

2. Depletion expense decreased to $65,000 for the nine months ended September 30, 1997 from $111,000 for the same period in 1996. This represents a decrease of 41%. Depletion is calculated using the units of revenue method of amortization based on a percentage of current period gross revenues to total future gross oil and gas revenues, as estimated by the Partnership's independent petroleum consultants. Two contributing factors to the decline in depletion expense between the comparative periods were the increase in the price of oil used to determine the Partnership's reserves for January 1, 1997 as compared to 1996 and the decline in gross oil and gas revenues.

Liquidity and Capital Resources

The primary source of cash is from operations, the receipt of income from interests in oil and gas properties. The Partnership knows of no material change, nor does it anticipate any such change.

Cash flows provided by operating activities were approximately $467,400 in the nine months ended September 30, 1997 as compared to approximately $409,400 in the nine months ended September 30, 1996. The primary source of the 1997 cash flow from operating activities was profitable operations.

There were no cash flows provided by investing activities in the nine months ended September 30, 1997 as compared to $1,000 in the nine months ended September 30, 1996.

Cash flows used in financing activities were approximately $472,900 in the nine months ended September 30, 1997 as compared to approximately $412,400 in the nine months ended September 30, 1996. The only use in financing activities was the distributions to partners.

Total distributions during the nine months ended September 30, 1997 were $473,000 of which $425,700 was distributed to the limited partners and $47,300 to the general partners. The per unit distribution to limited partners during the nine months ended September 30, 1997 was $41.95. Total distributions during the nine months ended September 30, 1996 were $412,540 of which $371,840 was distributed to the limited partners and $40,700 to the general partners. The per unit distribution to limited partners during the nine months ended September 30, 1996 was $36.65.

The source for the 1997 distributions of $473,000 was oil and gas operations of approximately $467,400, with the balance from available cash on hand at the beginning of the period. The sources for the 1996 distributions of $412,540 were oil and gas operations of approximately $409,400 and the change in the oil and gas properties of $1,000, with the balance from available cash on hand at the beginning of the period.

Since inception of the Partnership, cumulative monthly cash distributions of $5,233,115 have been made to the partners. As of September 30, 1997, $4,728,241 or $465.97 per limited partner unit has been distributed to the limited partners, representing a 93% return of the capital contributed.

As of September 30, 1997, the Partnership had approximately $119,000 in working capital. The Managing General Partner knows of no unusual contractual commitments and believes the revenues generated from operations are adequate to meet the needs of the Partnership.

                        PART II - OTHER INFORMATION


Item 1.  Legal Proceedings

         None

Item 2.  Changes in Securities

         None

Item 3.  Defaults Upon Senior Securities

         None

Item 4.  Submission of Matter to a Vote of Security Holders

         None

Item 5.  Other Information

         None

Item 6.  Exhibits and Reports on Form 8-K

         (a)Exhibits:

             27 Financial Data Schedule

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

Date:     November 15, 1997