Form 10-Q
period 1998-03-31
SOUTHWEST ROYALTIES INSTITUTIONAL INCOME FUND VIII B L P
filed 1998-05-13
CIK 825886

3 of 13
                                FORM 10-Q


                    SECURITIES AND EXCHANGE COMMISSION
                         WASHINGTON, D.C.  20549

(Mark One)

(X)  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
     OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 1998

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

                            Yes   X   No

        The total number of pages contained in this report is 13.

                     PART I. - FINANCIAL INFORMATION


Item 1.   Financial Statements

The unaudited condensed financial statements included herein have been prepared by the Registrant (herein also referred to as the "Partnership") in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments necessary for a fair presentation have been included and are of a normal recurring nature. The financial statements should be read in conjunction with the audited financial statements and the notes thereto for the year ended December 31, 1997 which are found in the Registrant's Form 10-K Report for 1997 filed with the Securities and Exchange Commission. The December 31, 1997 balance sheet included herein has been taken from the Registrant's 1997 Form 10-K Report. Operating results for the three month period ended March 31, 1998 are not necessarily indicative of the results that may be expected for the full year.

        Southwest Royalties Institutional Income Fund VIII-B, L.P.

                              Balance Sheets


                                                 March 31,      December 31,
                                                      1998             1997
---------                                       ------------
                                                (unaudited)
  Assets

Current assets:
 Cash and cash equivalents                    $     34,125          3,347
 Receivable from Managing General
  Partner                                           70,832        122,681
 Other Receivable                                        -         47,829
                                                 ---------      ---------
   Total current assets                            104,957        173,857
                                                 ---------      ---------
Oil and gas properties - using the
 full-cost method of accounting                  4,143,478      4,147,890
  Less accumulated depreciation,
   depletion and amortization                    3,144,434      3,102,434
                                                 ---------      ---------
   Net oil and gas properties                      999,044      1,045,456
                                                 ---------      ---------
                                              $  1,104,001      1,219,313
                                                 =========      =========
  Liabilities and Partners' Equity

Current liabilities:
 Distributions payable                        $        374            112
                                                 ---------      ---------
Partners' equity:
 General partners                                    5,568         11,093
 Limited partners                                1,098,059      1,208,108
                                                 ---------      ---------
   Total partners' equity                        1,103,627      1,219,200
                                                 ---------      ---------
                                              $  1,104,001      1,219,313
                                                 =========      =========

        Southwest Royalties Institutional Income Fund VIII-B, L.P.

                         Statements of Operations
                               (unaudited)


                                                        Three Months Ended
                                                            March 31,
                                                          1998      1997
                                                          ----      ----
  Revenues

Income from net profits interests                   $    91,333    159,383
Interest                                                    811        490
                                                        -------    -------
                                                         92,144    159,873
                                                        -------    -------
  Expenses

General and administrative                               27,398     25,728
Depreciation, depletion and amortization                 42,000     23,000
                                                        -------    -------
                                                         69,398     48,728
                                                        -------    -------
Net income                                          $    22,746    111,145
                                                        =======    =======
Net income allocated to:

 Managing General Partner                           $     5,827     12,074
                                                        =======    =======
 General partner                                    $       648      1,341
                                                        =======    =======
 Limited partners                                   $    16,271     97,730
                                                        =======    =======
  Per limited partner unit                          $      1.61       9.63
                                                        =======    =======

        Southwest Royalties Institutional Income Fund VIII-B, L.P.

                         Statements of Cash Flows
                               (unaudited)


                                                        Three Months Ended
                                                            March 31,
                                                          1998      1997
                                                          ----      ----
Cash flows from operating activities:

 Cash received from income from net profits
  interests                                         $   118,565    205,776
 Cash paid to suppliers                                 (2,784)   (20,428)
 Interest received                                          811        490
                                                       --------   --------
 Net cash provided by operating activities              116,592    185,838
                                                       --------   --------
Cash flows provided by investing activities:

 Sale of oil and gas properties                          52,243          -
                                                       --------   --------
Cash flows used in financing activities:

 Distributions to partners                            (138,057)  (202,022)
                                                       --------   --------
Net  increase (decrease) in cash and cash equivalents                30,778
(16,184)

 Beginning of period                                      3,347     29,317
                                                       --------   --------
 End of period                                      $    34,125     13,133
                                                       ========   ========

                                                               (continued)

        Southwest Royalties Institutional Income Fund VIII-B, L.P.

                               (unaudited)


                                                        Three Months Ended
                                                            March 31,
                                                          1998      1997
                                                          ----      ----

Reconciliation of net income to net cash provided by operating activities:

Net income                                          $    22,746    111,145

Adjustments to reconcile net income to net cash provided by operating activities:

  Depreciation, depletion and amortization               42,000     23,000
  Decrease in receivables                                27,232     46,393
  Increase in payables                                   24,614      5,300
                                                        -------    -------
Net cash provided by operating activities           $   116,592    185,838
                                                        =======    =======

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

2.   Summary of Significant Accounting Policies
     The interim financial information as of March 31, 1998, and for the three months ended March 31, 1998, is unaudited. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted in this Form 10-Q pursuant to the rules and regulations of the Securities and Exchange Commission. However, in the opinion of management, these interim financial statements include all the necessary adjustments to fairly present the results of the interim periods and all such adjustments are of a normal recurring nature. The interim consolidated financial statements should be read in conjunction with the audited financial statements for the year ended December 31, 1997.

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

Results of Operations

A.  General Comparison of the Quarters Ended March 31, 1998 and 1997

The following table provides certain information regarding performance factors for the quarters ended March 31, 1998 and 1997:

                                              Three Months
                                                 Ended           Percentage
                                                March 31,         Increase
                                              1998      1997     (Decrease)
                                              ----      ----     ----------
Average price per barrel of oil           $   14.68     21.68    (33%)
Average price per mcf of gas              $    2.19      2.52    (13%)
Oil production in barrels                    13,300    11,800      13%
Gas production in mcf                        14,100    13,700       3%
Income from net profits interests         $  91,333   159,383    (43%)
Partnership distributions                 $ 138,320   202,000    (31%)
Limited partner distributions             $ 126,320   181,800    (31%)
Per unit distribution to limited
 partners                                 $   12.45     17.92    (31%)
Number of limited partner units              10,147    10,147

Revenues

The Partnership's income from net profits interests decreased to $91,333 from $159,383 for the quarters ended March 31, 1998 and 1997, respectively, a decrease of 43%. The principal factors affecting the comparison of the quarters ended March 31, 1998 and 1997 are as follows:

1. The average price for a barrel of oil received by the Partnership decreased during the quarter ended March 31, 1998 as compared to the quarter ended March 31, 1997 by 33%, or $7.00 per barrel, resulting in a decrease of approximately $82,600 in income from net profits interests. Oil sales represented 86% of total oil and gas sales during the quarter ended March 31, 1997 as compared to 88% during the quarter ended March 31, 1997.

    The average price for an mcf of gas received by the Partnership decreased during the same period by 13%, or $.33 per mcf, resulting in a decrease of approximately $1,800 in income from net profits interests.

    The total decrease in income from net profits interests due to the change in prices received from oil and gas production is approximately $84,400. The market price for oil and gas has been extremely volatile over the past decade, and management expects a certain amount of volatility to continue in the foreseeable future.

2. Oil production increased approximately 1,500 barrels or 13% during the quarter ended March 31, 1998 as compared to the quarter ended March 31, 1997, resulting in an increase of approximately $22,000 in income from net profits interests.

    Gas production increased approximately 400 mcf or 3% during the same period, resulting in an increase of approximately $900 in income from net profits interests.

    The total increase in income from net profits interests due to the change in production is approximately $22,900.

3.  Lease  operating  costs  and  production  taxes  were  3%  higher,   or
    approximately $3,800 more during the quarter ended March 31, 1998 as compared to the quarter ended March 31, 1997.

Costs and Expenses

Total costs and expenses increased to $69,398 from $48,728 for the quarters ended March 31, 1998 and 1997, respectively, an increase of 43%. The increase is the result of higher general and administrative expense and depletion expense.

1. General and administrative costs consists of independent accounting and engineering fees, computer services, postage, and Managing General Partner personnel costs. General and administrative costs increased 7% or approximately $1,700 during the quarter ended March 31, 1998 as compared to the quarter ended March 31, 1997.

2. Depletion expense increased to $42,000 for the quarter ended March 31, 1998 from $23,000 for the same period in 1997. This represents an increase of 83%. Depletion is calculated using the units of revenue method of amortization based on a percentage of current period gross revenues to total future gross oil and gas revenues, as estimated by the Partnership's independent petroleum consultants. Contributing factors to the increase in depletion expense between the comparative periods were the decrease in the price of oil used to determine the Partnership's reserve for January 1, 1998 as compared to 1997 and the decrease in oil and gas revenue.

Liquidity and Capital Resources

The primary source of cash is from operations, the receipt of income from interests in oil and gas properties. The Partnership knows of no material change, nor does it anticipate any such change.

Cash flows provided by operating activities were approximately $116,600 in the quarter ended March 31, 1998 as compared to approximately $185,800 in the quarter ended March 31, 1997. The primary source of the 1998 cash flow from operating activities was profitable operations.

Cash flows provided by investing activities were approximately $52,200 in the quarter ended March 31, 1998. There were no investing activities in the quarter ended March 31, 1997. The source of the 1998 cash flow was from the sale of oil and gas properties.

Cash flows used in financing activities were approximately $138,320 in the quarter ended March 31, 1998 as compared to approximately $202,000 in the quarter ended March 31, 1997. The only use in financing activities was the distributions to partners.

Total distributions during the quarter ended March 31, 1998 were $138,200 of which $126,320 was distributed to the limited partners and $12,000 to the general partners. The per unit distribution to limited partners during the quarter ended March 31, 1998 was $12.45. Total distributions during the quarter ended March 31, 1997 were $202,000 of which $181,800 was distributed to the limited partners and $20,200 to the general partners. The per unit distribution to limited partners during the quarter ended March 31, 1997 was $17.92.

The source for the 1998 distributions of $138,320 was oil and gas operations of approximately $116,600 and the sale of oil and gas properties of $52,200. The source for the 1997 distributions of $202,000 was oil and gas operations of approximately $185,800, with the balance from available cash on hand at the beginning of the period.

Since inception of the Partnership, cumulative monthly cash distributions of $5,479,435 have been made to the partners. As of March 31, 1998, $4,951,761 or $488.00 per limited partner unit has been distributed to the limited partners, representing an 98% return of the capital contributed.

As of March 31, 1998, the Partnership had approximately $104,600 in working capital. The Managing General Partner knows of no unusual contractual commitments and believes the revenues generated from operations are adequate to meet the needs of the Partnership.

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


Date:  May 15, 1998