Form 10-Q
period 1998-06-30
SOUTHWEST ROYALTIES INSTITUTIONAL INCOME FUND VIII B L P
filed 1998-08-13
CIK 825886

2 of 14
                                FORM 10-Q


                    SECURITIES AND EXCHANGE COMMISSION
                         WASHINGTON, D.C.  20549

(Mark One)

(X)  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
     OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 1998

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

                     PART I. - FINANCIAL INFORMATION


Item 1. Financial Statements

The unaudited condensed financial statements included herein have been prepared by the Registrant (herein also referred to as the "Partnership") in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments necessary for a fair presentation have been included and are of a normal recurring nature. The financial statements should be read in conjunction with the audited financial statements and the notes thereto for the year ended December 31, 1997 which are found in the Registrant's Form 10-K Report for 1997 filed with the Securities and Exchange Commission. The December 31, 1997 balance sheet included herein has been taken from the Registrant's 1997 Form 10-K Report. Operating results for the three and six month periods ended June 30, 1998 are not necessarily indicative of the results that may be expected for the full year.

        Southwest Royalties Institutional Income Fund VIII-B, L.P.

                              Balance Sheets


                                                 June 30,      December 31,
                                                   1998            1997
                                                ---------      ------------
                                               (unaudited)

  Assets

Current assets:
 Cash and cash equivalents                   $     14,053           3,347
 Receivable from Managing General Partner          52,734         122,681
 Other receivable                                       -          47,829
                                                ---------       ---------
    Total current assets                           66,787         173,857
                                                ---------       ---------
Oil and gas properties - using the
 full cost method of accounting                 4,143,478       4,147,890
  Less accumulated depreciation,
   depletion and amortization                   3,195,434       3,102,434
                                                ---------       ---------
    Net oil and gas properties                    948,044       1,045,456
                                                ---------       ---------
                                             $  1,014,831       1,219,313
                                                =========       =========
  Liabilities and Partners' Equity

Current liability - Distributions payable    $        134             112
                                                ---------       ---------
Partners' equity:
 General partners                                   1,775          11,093
 Limited partners                               1,012,922       1,208,108
                                                ---------       ---------
    Total partners' equity                      1,014,697       1,219,200
                                                ---------       ---------
                                             $  1,014,831       1,219,313
                                                =========       =========

        Southwest Royalties Institutional Income Fund VIII-B, L.P.

                         Statements of Operations
                               (unaudited)


                                 Three Months Ended      Six Months Ended
                                       June 30,              June 30,
                                    1998      1997        1998      1997

  Revenues

Income from net profits
 interests                    $    49,840    176,677    141,173    336,063
Interest                              822        407      1,633        896
                                  -------    -------    -------    -------
                                   50,662    177,084    142,806    336,959
                                  -------    -------    -------    -------

  Expenses

General and administrative         21,592     18,698     48,990     44,427
Depreciation, depletion and
 amortization                      51,000     23,000     93,000     46,000
                                  -------    -------    -------    -------
                                   72,592     41,698    141,990     90,427
                                  -------    -------    -------    -------
Net income (loss)             $  (21,930)    135,386        816    246,532
                                  =======    =======    =======    =======
Net income (loss) allocated to:

 Managing General Partner     $     2,616     14,255      8,443     26,328
                                  =======    =======    =======    =======
 General Partner              $       291      1,584        939      2,925
                                  =======    =======    =======    =======
 Limited Partners             $  (24,837)    119,547    (8,566)    217,279
                                  =======    =======    =======    =======
  Per limited partner unit    $    (2.45)      11.78      (.84)      21.41
                                  =======    =======    =======    =======

        Southwest Royalties Institutional Income Fund VIII-B, L.P.

                         Statements of Cash Flows
                               (unaudited)


                                                        Six Months Ended
                                                             June 30,
                                                          1998      1997

Cash flows from operating activities:

 Cash received from income from net
  profits interests                                 $   192,267    397,802
 Cash paid to suppliers                                (30,137)   (43,920)
 Interest received                                        1,633        896
                                                       --------   --------
  Net cash provided by operating activities             163,763    354,778
                                                       --------   --------
Cash flows provided by investing activities:

 Cash received from sale of oil and gas
  properties                                             52,241          -
                                                       --------   --------
Cash flows used in financing activities:

 Distributions to partners                            (205,298)  (362,127)
                                                       --------   --------

Net increase (decrease) in cash and cash
 equivalents                                             10,706    (7,349)

 Beginning of period                                      3,347     29,317
                                                       --------   --------
 End of period                                      $    14,053     21,968
                                                       ========   ========

                                                               (continued)

        Southwest Royalties Institutional Income Fund VIII-B, L.P.

                               (unaudited)


                                                        Six Months Ended
                                                             June 30,
                                                          1998      1997

Reconciliation of net income to net cash provided by operating activities:

Net income                                          $       816    246,532

Adjustments to reconcile net income to net cash provided by operating activities:

  Depreciation, depletion and amortization               93,000     46,000
  Decrease in receivables                                51,094     61,739
  Increase in payables                                   18,853        507
                                                        -------    -------
Net cash provided by operating activities           $   163,763    354,778
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

Based on current conditions, management does not anticipate performing workovers during the next two years. The Partnership may undergo an increase later in 1998. Thereafter, the Partnership could possibly experience a normal decline of 8% to 10% per year.

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

Should the net capitalized costs exceed the estimated present value of oil and gas reserves, discounted at 10%, such excess costs would be charged to current expense. As of June 30, 1998, the net capitalized costs did not exceed the estimated present value of oil and gas reserves. A continuation of the oil price environment experienced during the first half of 1998 will have an adverse affect on the Company's revenues and operating cash flow. Also, further declines in oil prices could result in additional decreases in the carrying value of the Company's oil and gas properties.

Results of Operations

A.  General Comparison of the Quarters Ended June 30, 1998 and 1997

The following table provides certain information regarding performance factors for the quarters ended June 30, 1998 and 1997:

                                               Three Months
                                                  Ended          Percentage
                                                 June 30,         Increase
                                              1998       1997    (Decrease)
                                              ----       ----    ----------

Average price per barrel of oil          $    13.06      19.11    (32%)
Average price per mcf of gas             $     2.04       2.78    (27%)
Oil production in barrels                    12,000     13,100     (8%)
Gas production in mcf                        10,500     14,000    (25%)
Income from net profits interests        $   49,840    176,677    (72%)
Partnership distributions                $   67,000    160,000    (58%)
Limited partner distributions            $   60,300    144,000    (58%)
Per unit distribution to limited
 partners                                $     5.94      14.19    (58%)
Number of limited partner units              10,147     10,147

Revenues

The Partnership's income from net profits interests decreased to $49,840 from $176,677 for the quarters ended June 30, 1998 and 1997, respectively, a decrease of 72%. The principal factors affecting the comparison of the quarters ended June 30, 1998 and 1997 are as follows:

1. The average price for a barrel of oil received by the Partnership decreased during the quarter ended June 30, 1998 as compared to the quarter ended June 30, 1997 by 32%, or $6.05 per barrel, resulting in a decrease of approximately $79,300 in income from net profits interests. Oil sales represented 88% of total oil and gas sales during the quarter ended June 30, 1998 as compared to 87% during the quarter ended June 30, 1997.

    The average price for an mcf of gas received by the Partnership decreased during the same period by 27%, or $.74 per mcf, resulting in a decrease of approximately $10,400 in income from net profits interests.

    The total decrease in income from net profits interests due to the change in prices received from oil and gas production is approximately $89,700. The market price for oil and gas has been extremely volatile over the past decade, and management expects a certain amount of volatility to continue in the foreseeable future.

2. Oil production decreased approximately 1,100 barrels or 8% during the quarter ended June 30, 1998 as compared to the quarter ended June 30, 1997, resulting in a decrease of approximately $14,400 in income from net profits interests.

    Gas production decreased approximately 3,500 mcf or 25% during the same period, resulting in a decrease of approximately $7,100 in income from net profits interests.

    The  total  decrease in income from net profits interests  due  to  the change in production is approximately $21,500. The decrease is primarily attributable to a gas plant explosion, which decreased mcf's on several wells for the month of April.

3. Lease operating costs and production taxes were 14% higher, or approximately $15,800 more during the quarter ended June 30, 1998 as compared to the quarter ended June 30, 1997.

Costs and Expenses

Total costs and expenses increased to $72,592 from $41,698 for the quarters ended June 30, 1998 and 1997, respectively, an increase of 74%. The increase is the result of higher general and administrative expense and depletion expense.

1. General and administrative costs consists of independent accounting and engineering fees, computer services, postage, and Managing General Partner personnel costs. General and administrative costs increased 15% or approximately $2,900 during the quarter ended June 30, 1998 as compared to the quarter ended June 30, 1997.

2. Depletion expense increased to $51,000 for the quarter ended June 30, 1998 from $23,000 for the same period in 1997. This represents an increase of 122%. Depletion is calculated using the units of revenue method of amortization based on a percentage of current period gross revenues to total future gross oil and gas revenues, as estimated by the Partnership's independent petroleum consultants. Contributing factors to the increase in depletion expense between the comparative periods was the decrease in the price of oil used to determine the Partnership's reserves for January 1, 1998 as compared to 1997.

B.  General  Comparison of the Six Month Periods Ended June  30,  1998  and
    1997

The following table provides certain information regarding performance factors for the six month periods ended June 30, 1998 and 1997:

                                                Six Months
                                                  Ended          Percentage
                                                 June 30,         Increase
                                              1998       1997    (Decrease)
                                              ----       ----    ----------

Average price per barrel of oil          $    13.91     20.17      (31%)
Average price per mcf of gas             $     2.13      2.61      (18%)
Oil production in barrels                    25,300    25,100         1%
Gas production in mcf                        24,600    28,100      (12%)
Income from net profits interests        $  141,173   336,063      (58%)
Partnership distributions                $  205,320   362,000      (43%)
Limited partner distributions            $  186,620   325,800      (43%)
Per unit distribution to limited
 partners                                $    18.39     32.11      (43%)
Number of limited partner units              10,147    10,147

Revenues

The Partnership's income from net profits interests decreased to $141,173 from $336,063 for the six months ended June 30, 1998 and 1997, respectively, a decrease of 58%. The principal factors affecting the comparison of the six months ended June 30, 1998 and 1997 are as follows:

1. The average price for a barrel of oil received by the Partnership decreased during the six months ended June 30, 1998 as compared to the six months ended June 30, 1997 by 31%, or $6.26 per barrel, resulting in a decrease of approximately $157,100 in income from net profits interests. Oil sales represented 87% of total oil and gas sales during the six months ended June 30, 1998 and 1997.

    The average price for an mcf of gas received by the Partnership decreased during the same period by 18%, or $.48 per mcf, resulting in a decrease of approximately $13,500 in income from net profits interests.

    The total decrease in income from net profits interests due to the change in prices received from oil and gas production is approximately $170,600. The market price for oil and gas has been extremely volatile over the past decade, and management expects a certain amount of volatility to continue in the foreseeable future.

2. Oil production increased approximately 200 barrels or 1% during the six months ended June 30, 1998 as compared to the six months ended June 30, 1997, resulting in an increase of approximately $2,800 in income from net profits interests.

    Gas production decreased approximately 3,500 mcf or 12% during the same period, resulting in a decrease of approximately $7,500 in income from net profits interests.

    The net total decrease in income from net profits interests due to the change in production is approximately $4,700.

3.  Lease  operating  costs  and  production  taxes  were  8%  higher,   or
    approximately $19,600 more during the six months ended June 30, 1998 as compared to the six months ended June 30, 1997.

Costs and Expenses

Total costs and expenses increased to $141,990 from $90,427 for the six months ended June 30, 1998 and 1997, respectively, an increase of 57%. The increase is the result of higher general and administrative expense and depletion expense.

1. General and administrative costs consists of independent accounting and engineering fees, computer services, postage, and Managing General Partner personnel costs. General and administrative costs increased 10% or approximately $4,600 during the six months ended June 30, 1998 as compared to the six months ended June 30, 1997.

2. Depletion expense increased to $93,000 for the six months ended June 30, 1998 from $46,000 for the same period in 1997. This represents an increase of 102%. Depletion is calculated using the units of revenue method of amortization based on a percentage of current period gross revenues to total future gross oil and gas revenues, as estimated by the Partnership's independent petroleum consultants. Contributing factors to the increase in depletion expense between the comparative periods were the decrease in the price of oil used to determine the Partnership's reserve for January 1, 1998 as compared to 1997.

Liquidity and Capital Resources

The primary source of cash is from operations, the receipt of income from interests in oil and gas properties. The Partnership knows of no material change, nor does it anticipate any such change.

Cash flows provided by operating activities were approximately $163,800 in the six months ended June 30, 1998 as compared to approximately $354,800 in the six months ended June 30, 1997. The primary source of the 1998 cash flow from operating activities was profitable operations.

Cash flows provided by investing activities were approximately $52,200 in the six months ended June 30, 1998. There were no cash flows provided by investing activities in the six months ended June 30, 1997.

Cash flows used in financing activities were approximately $205,300 in the six months ended June 30, 1998 as compared to approximately $362,100 in the six months ended June 30, 1997. The only use in financing activities was the distributions to partners.

Total distributions during the six months ended June 30, 1998 were $205,320 of which $186,620 was distributed to the limited partners and $18,700 to the general partners. The per unit distribution to limited partners during the six months ended June 30, 1998 was $18.39. Total distributions during the six months ended June 30, 1997 were $362,000 of which $325,800 was distributed to the limited partners and $36,200 to the general partners. The per unit distribution to limited partners during the six months ended June 30, 1997 was $32.11.

The sources for the 1998 distributions of $205,320 were oil and gas operations of approximately $163,800 and the sale of oil and gas properties of $52,200, resulting in excess cash for contingencies or subsequent distributions. The source for the 1997 distributions of $362,000 was oil and gas operations of approximately $354,800, with the balance from available cash on hand at the beginning of the period.

Since inception of the Partnership, cumulative monthly cash distributions of $5,546,435 have been made to the partners. As of June 30, 1998, $5,012,061 or $493.95 per limited partner unit has been distributed to the limited partners, representing a 99% return of the capital contributed.

As of June 30, 1998, the Partnership had approximately $66,700 in working capital. The Managing General Partner knows of no unusual contractual commitments and believes the revenues generated from operations are adequate to meet the needs of the Partnership.

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

           None

Item 5.    Other Information

           None

Item 6.    Exhibits and Reports on Form 8-K

           (a)  Exhibits:

                27 Financial Data Schedule

                (b)    Reports on Form 8-K:

                       No reports on Form 8-
                K were filed during the quarter ended June 30, 1998.

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

                                 SOUTHWEST ROYALTIES INSTITUTIONAL
                                 INCOME FUND VIII-B, L.P.
                                 a Delaware limited partnership


                                 By:   Southwest Royalties, Inc.
                                       Managing General Partner


                                 By:   /s/ Bill E. Coggin
                                       Bill E. Coggin, Vice
                                       President
                                       and Chief Financial Officer
Date: August 15, 1998