Form 10-Q
period 1998-09-30
SOUTHWEST ROYALTIES INSTITUTIONAL INCOME FUND VIII B L P
filed 1998-11-12
CIK 825886

Page 15 of 14
                                 FORM 10-Q


                    SECURITIES AND EXCHANGE COMMISSION
                         WASHINGTON, D. C.  20549

(Mark One)

(X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 1998

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

                            Yes __X__ No _____

         The total number of pages contained in this report is 15.

                      PART I. - FINANCIAL INFORMATION

Item 1.  Financial Statements

The unaudited condensed financial statements included herein have been prepared by the Registrant (herein also referred to as the "Partnership") in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments necessary for a fair presentation have been included and are of a normal recurring nature. The financial statements should be read in conjunction with the audited financial statements and the note thereto for the year ended December 31, 1997 which are found in the Registrant's Form 10-K Report for 1997 filed with the Securities and Exchange Commission. The December 31, 1997 balance sheet included herein has been taken from the Registrant's 1997 Form 10-K Report. Operating results for the three and nine month periods ended September 30, 1998 are not necessarily indicative of the results that may be expected for the full year.

        Southwest Royalties Institutional Income Fund VIII-B, L.P.

                              Balance Sheets

                                              September 30,   December 31,
                                                   1998           1997
                                              -------------   ------------
                                               (unaudited)
Assets

Current assets
 Cash and cash equivalents                     $   21,275          3,347
 Receivable from Managing General Partner          30,724        122,681
 Other receivable                                       -         47,829
                                                ---------      ---------
     Total current assets                          51,999        173,857
                                                ---------      ---------
Oil and gas properties - using the
 full cost method of accounting                 4,143,478      4,147,890
  Less accumulated depreciation,
   depletion and amortization                   3,206,434      3,102,434
                                                ---------      ---------
     Net oil and gas properties                   937,044      1,045,456
                                                ---------      ---------
                                               $  989,043      1,219,313
                                                =========      =========

Liabilities and Partners' Equity

Current liability - Distribution payable       $      439            112
                                                ---------      ---------
 Partners' equity
  General partners                                    266         11,093
  Limited partners                                988,338      1,208,108
                                                ---------      ---------
     Total partners' equity                       988,604      1,219,201
                                                ---------      ---------
                                               $  989,043      1,219,313
                                                =========      =========

        Southwest Royalties Institutional Income Fund VIII-B, L.P.

                         Statements of Operations
                                (unaudited)


                                Three Months Ended    Nine Months Ended
                                  September 30,         September 30,
                                  1998      1997        1998      1997
                                  ----      ----        ----      ----
Revenues

Income from net profits
 interests                   $    29,359   105,841     170,531   441,902
Interest                             390       370       2,023     1,267
Miscellaneous                          3         -           2         -
                                 -------   -------     -------   -------
                                  29,752   106,211     172,556   443,169
                                 -------   -------     -------   -------
Expenses

General and administrative        21,844    18,181      70,833    62,608
Depreciation, depletion and
 amortization                     11,000    19,000     104,000    65,000
                                 -------   -------     -------   -------
                                  32,844    37,181     174,833   127,608
                                 -------   -------     -------   -------
Net income (loss)            $   (3,092)    69,030     (2,277)   315,561
                                 =======   =======     =======   =======



Net income (loss) allocated to:

 Managing General Partner    $       712     7,923       9,155    34,250
                                 =======   =======     =======   =======
 General Partner             $        79       880       1,018     3,806
                                 =======   =======     =======   =======
 Limited Partners            $   (3,883)    60,227    (12,450)   277,505
                                 =======   =======     =======   =======
  Per limited partner unit   $      (.38)     5.94        (1.23)   27.35
                                 =======   =======     =======   =======

        Southwest Royalties Institutional Income Fund VIII-B, L.P.

                         Statements of Cash Flows
                                (unaudited)


                                                      Nine Months Ended
                                                        September 30,
                                                       1998 1997
                                                       ----      ----
Cash flows from operating activities

 Cash received from income from net
  profits interests                                $  234,208    528,721
 Cash paid to suppliers                              (42,551)   (62,608)
 Interest received                                      2,023      1,267
                                                      -------    -------
  Net cash provided by operating activities           193,680    467,380
                                                      -------    -------
Cash flows provided by investing activities

 Cash received from sale of oil and gas
  property interest                                    52,241          -
                                                      -------    -------
Cash flows used in financing activities

 Distributions to partners                          (227,993)  (472,878)
                                                      -------    -------
Net increase (decrease) in cash and cash
 equivalents                                           17,928    (5,498)

 Beginning of period                                    3,347     29,317
                                                      -------    -------
 End of period                                     $   21,275     23,819
                                                      =======    =======

                                                             (continued)

        Southwest Royalties Institutional Income Fund VIII-B, L.P.

                                (unaudited)


                                                      Nine Months Ended
                                                        September 30,
                                                       1998       1997
                                                       ----       ----
Reconciliation of net income (loss)to net cash provided by operating activities

Net income (loss)                                  $  (2,277)    315,561

Adjustments to reconcile net income (loss) to net cash provided by operating activities

 Depreciation, depletion and amortization             104,000     65,000
 Decrease in receivables                               63,677     86,819
 Increase in payables                                  28,280          -
                                                    ---------  ---------
Net cash provided by operating activities          $  193,680    467,380
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

Based on current conditions, management does not anticipate performing workovers during the next year. The Partnership could possibly experience a normal decline of 8% to 10% per year.

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

Should the net capitalized costs exceed the estimated present value of oil and gas reserves, discounted at 10%, such excess costs would be charged to current expense. As of September 30, 1998, the net capitalized costs did not exceed the estimated present value of oil and gas reserves. A continuation of the oil price environment experienced during the first three quarters of 1998 will have an adverse affect on the Company's revenues and operating cash flow. Also, further declines in oil prices could result in additional decreases in the carrying value of the Company's oil and gas properties.

Results of Operations

A.  General Comparison of the Quarters Ended September 30, 1998 and 1997

The following table provides certain information regarding performance factors for the quarters ended September 30, 1998 and 1997:

                                                 Three Months
                                                    Ended        Percentage
                                                September 30,     Increase
                                                1998      1997   (Decrease)
                                                ----      ----   ---------
Average price per barrel of oil            $   12.10     18.03    (33%)
Average price per mcf of gas               $    1.98      2.44    (19%)
Oil production in barrels                     12,000    12,100     (1%)
Gas production in mcf                         14,700    13,700       7%
Income from net profits interests          $  29,359   105,841    (72%)
Partnership distributions                  $  23,000   111,000    (79%)
Limited partner distributions              $  20,700    99,900    (79%)
Per unit distribution to limited partners  $    2.04      9.85    (79%)
Number of limited partner units               10,147    10,147

Revenues

The Partnership's income from net profits interests decreased to $29,359 from $105,841 for the quarters ended September 30, 1998 and 1997, respectively, a decrease of 72%. The principal factors affecting the comparison of the quarters ended September 30, 1998 and 1997 are as follows:

1. The average price for a barrel of oil received by the Partnership decreased during the quarter ended September 30, 1998 as compared to the quarter ended September 30, 1997 by 33%, or $5.93 per barrel, resulting in a decrease of approximately $71,800 in income from net profits interests. Oil sales represented 83% of total oil and gas sales during the quarter ended September 30, 1998 as compared to 87% during the quarter ended September 30, 1997.

     The average price for an mcf of gas received by the Partnership decreased during the same period by 19%, or $.46 per mcf, resulting in a decrease of approximately $6,300 in income from net profits interests.

     The total decrease in income from net profits interests due to the change in prices received from oil and gas production is approximately $78,100. The market price for oil and gas has been extremely volatile over the past decade, and management expects a certain amount of volatility to continue in the foreseeable future.

2. Oil production decreased approximately 100 barrels or 1% during the quarter ended September 30, 1998 as compared to the quarter ended September 30, 1997, resulting in a decrease of approximately $1,200 in income from net profits interests.

    Gas production increased approximately 1,000 mcf or 7% during the same period, resulting in an increase of approximately $2,000 in income from net profits interests.

    The net total increase in income from net profits interests due to the change in production is approximately $800.

3.  Lease   operating  costs  and  production  taxes  were  1%  lower,   or
    approximately $700 less during the quarter ended September 30, 1998 as compared to the quarter ended September 30, 1997.

Costs and Expenses

Total costs and expenses decreased to $32,844 from $37,181 for the quarters ended September 30, 1998 and 1997, respectively, a decrease of 12%. The decrease is the result of lower depletion expense, partially offset by an increase in general and administrative expense and.

1. General and administrative costs consists of independent accounting and engineering fees, computer services, postage, and Managing General Partner personnel costs. General and administrative costs increased 20% or approximately $3,700 during the quarter ended September 30, 1998 as compared to the quarter ended September 30, 1997. The increase in general and administrative costs are due largely to higher accounting fees. The 10-Q's are now required to be reviewed based on new accounting pronouncements.

2. Depletion expense decreased to $11,000 for the quarter ended September 30, 1998 from $19,000 for the same period in 1997. This represents a decrease of 42%. Depletion is calculated using the units of revenue method of amortization based on a percentage of current period gross revenues to total future gross oil and gas revenues, as estimated by the Partnership's independent petroleum consultants. Contributing factor to the decline in depletion expense between the comparative periods were the decrease in the price of oil, and thus the decline in gross oil and gas revenues.

B.   General Comparison of the Nine Month Periods Ended September 30,  1998
and 1997

The following table provides certain information regarding performance factors for the nine month periods ended September 30, 1998 and 1997:

                                                 Nine Months
                                                    Ended        Percentage
                                                September 30,     Increase
                                                1998      1997   (Decrease)
                                                ----      ----   ---------
Average price per barrel of oil            $   13.33     19.47    (32%)
Average price per mcf of gas               $    2.07      2.55    (19%)
Oil production in barrels                     37,300    37,200        -
Gas production in mcf                         39,300    41,800     (6%)
Income from net profits interests          $ 170,531   441,902    (61%)
Partnership distributions                  $ 288,320   473,000    (51%)
Limited partner distributions              $ 207,320   425,700    (51%)
Per unit distribution to limited partners  $   20.43     41.95    (51%)
Number of limited partner units               10,147    10,147

Revenues

The Partnership's income from net profits interests decreased to $170,531 from $441,902 for the nine months ended September 30, 1998 and 1997, respectively, a decrease of 61%. The principal factors affecting the comparison of the nine months ended September 30, 1998 and 1997 are as follows:

1. The average price for a barrel of oil received by the Partnership decreased during the nine months ended September 30, 1998 as compared to the nine months ended September 30, 1997 by 32%, or $6.14 per barrel, resulting in a decrease of approximately $228,400 in income from net profits interests. Oil sales represented 86% of total oil and gas sales during the nine months ended September 30, 1998 as compared to 87% during the nine months ended September 30, 1997.

    The average price for an mcf of gas received by the Partnership decreased during the same period by 19%, or $.48 per mcf, resulting in a decrease of approximately $20,100 in income from net profits interests.

    The total decrease in income from net profits interests due to the change in prices received from oil and gas production is approximately $248,500. The market price for oil and gas has been extremely volatile over the past decade, and management expects a certain amount of volatility to continue in the foreseeable future.

2. Oil production increased approximately 100 barrels or less than 1% during the nine months ended September 30, 1998 as compared to the nine months ended September 30, 1997, resulting in an increase of approximately $1,300 in income from net profits interests.

    Gas production decreased approximately 2,500 mcf or 6% during the same period, resulting in a decrease of approximately $5,200 in income from net profits interests.

    The net total decrease in income from net profits interests due to the change in production is approximately $3,900.

3.  Lease  operating  costs  and  production  taxes  were  5%  higher,   or
    approximately $18,900 more during the nine months ended September 30, 1998 as compared to the nine months ended September 30, 1997.

Costs and Expenses

Total costs and expenses increased to $174,833 from $127,608 for the nine months ended September 30, 1998 and 1997, respectively, an increase of 37%. The increase is the result of higher general and administrative expense and depletion expense.

1. General and administrative costs consists of independent accounting and engineering fees, computer services, postage, and Managing General Partner personnel costs. General and administrative costs increased 13% or approximately $8,200 during the nine months ended September 30, 1998 as compared to the nine months ended September 30, 1997.

2. Depletion expense increased to $104,000 for the nine months ended September 30, 1998 from $65,000 for the same period in 1997. This represents an increase of 60%. Depletion is calculated using the units of revenue method of amortization based on a percentage of current period gross revenues to total future gross oil and gas revenues, as estimated by the Partnership's independent petroleum consultants. Contributing factors to the increase in depletion expense between the comparative periods were the decrease in the price of oil used to determine the Partnership's reserves for October 1, 1998 as compared to January 1, 1997 and the decline in gross oil and gas revenues. The decrease in price has also dropped the basis of the reserves because of the negative economics on some wells.

Liquidity and Capital Resources

The primary source of cash is from operations, the receipt of income from interests in oil and gas properties. The Partnership knows of no material change, nor does it anticipate any such change.

Cash flows provided by operating activities were approximately $193,700 in the nine months ended September 30, 1998 as compared to approximately $467,400 in the nine months ended September 30, 1997. The primary source of the 1998 cash flow from operating activities was profitable operations.

Cash flows provided by investing activities were approximately $52,200 in the nine months ended September 30, 1998. There were no cash flows provided by investing activities in the nine months ended September 30, 1997.

Cash flows used in financing activities were approximately $228,000 in the nine months ended September 30, 1998 as compared to approximately $472,900 in the nine months ended September 30, 1997. The only use in financing activities was the distributions to partners.

Total distributions during the nine months ended September 30, 1998 were $228,320 of which $207,320 was distributed to the limited partners and $21,000 to the general partners. The per unit distribution to limited partners during the nine months ended September 30, 1998 was $20.43. Total distributions during the nine months ended September 30, 1997 were $473,000 of which $425,700 was distributed to the limited partners and $47,300 to the general partners. The per unit distribution to limited partners during the nine months ended September 30, 1997 was $41.95.

The  sources  for  the  1998 distributions of $228,320  were  oil  and  gas operations  of  approximately $193,700 and the change in the  oil  and  gas properties  of  $52,200,  resulting in excess  cash  for  contingencies  or subsequent distributions. The source for the 1997 distributions of $473,000 was oil and gas operations of approximately $467,400, with the balance from available cash on hand at the beginning of the period.

Since inception of the Partnership, cumulative monthly cash distributions of $5,569,435 have been made to the partners. As of September 30, 1998, $5,032,761 or $495.99 per limited partner unit has been distributed to the limited partners, representing a 99% return of the capital contributed.

As of September 30, 1998, the Partnership had approximately $51,600 in working capital. The Managing General Partner knows of no unusual contractual commitments and believes the revenues generated from operations are adequate to meet the needs of the Partnership.

Information Systems for the Year 2000

The Partnership relies on the Managing General Partner for their data processing requirements. This includes use of a program designed and implemented by Midland Southwest Software, the Managing General Partner's software subsidiary. Midland Southwest Software currently has a year 2000 plan in effect. They have surveyed existing programs and hardware and estimate a compliance date of early 1999. Determination of the total cost in connection with the year 2000 compliance issue is difficult to determine due to the fact that they are in the process of developing their new 1998 version of marketed oil and gas software, which has, from inception, included year 2000 compliance. Third party software programs utilized by the Managing General Partner are either in compliance or are not affected by the year 2000, with the exception of the payroll service, which is currently modifying its system to accurately handle the Year 2000 issue.

The Managing General Partner has not completed its evaluation of its vendors or suppliers systems to determine the effect, if any, the non-compliance of such systems would have on the operations of the Managing General Partner. Plans are under way to perform an audit in late 1998 or early 1999 to determine the effect of non-compliance of its vendors and suppliers on the Managing General Partner and thus formulate a contingency plan.

A potential source of risk includes, but is not limited to, the inability of principal purchasers and suppliers to be year 2000 compliant, which could have a material effect on the Managing General Partner's production, cash flow and overall financial condition, notwithstanding the Managing General Partner's actions to prepare its own information systems. The Managing General Partner currently does not have a contingency plan in place to cover any unforeseen problems encountered that relate to the year 2000, but intends to produce one before the end of the fiscal year.

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

Date:     November 15, 1998