Form 10-Q
period 1999-06-30
SOUTHWEST ROYALTIES INSTITUTIONAL INCOME FUND VIII B L P
filed 1999-08-12
CIK 825886

1 of 16
                                FORM 10-Q


                    SECURITIES AND EXCHANGE COMMISSION
                         WASHINGTON, D.C.  20549

(Mark One)

(X)  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
     OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 1999

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

                            Yes   X   No

        The total number of pages contained in this report is 17.

                     PART I. - FINANCIAL INFORMATION


Item 1. Financial Statements

The unaudited condensed financial statements included herein have been prepared by the Registrant (herein also referred to as the "Partnership") in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments necessary for a fair presentation have been included and are of a normal recurring nature. The financial statements should be read in conjunction with the audited financial statements and the notes thereto for the year ended December 31, 1998 which are found in the Registrant's Form 10-K Report for 1998 filed with the Securities and Exchange Commission. The December 31, 1998 balance sheet included herein has been taken from the Registrant's 1998 Form 10-K Report. Operating results for the three and six month periods ended June 30, 1999 are not necessarily indicative of the results that may be expected for the full year.

        Southwest Royalties Institutional Income Fund VIII-B, L.P.

                              Balance Sheets


                                                 June 30,      December 31,
                                                   1999            1998
                                                ---------      ------------
                                               (unaudited)

  Assets

Current assets:
 Cash and cash equivalents                   $     24,112          33,562
 Receivable from Managing General Partner          78,995          21,626
                                                ---------       ---------
    Total current assets                          103,107          55,188
                                                ---------       ---------
Oil and gas properties - using the
 full cost method of accounting                 4,133,496       4,133,496
  Less accumulated depreciation,
   depletion and amortization                   3,631,058       3,608,058
                                                ---------       ---------
    Net oil and gas properties                    502,438         525,438
                                                ---------       ---------
                                             $    605,545         580,626
                                                =========       =========
  Liabilities and Partners' Equity

Current liability - Distributions payable    $        177             532
                                                ---------       ---------
Partners' equity:
 General partners                                   4,620           (208)
 Limited partners                                 600,748         580,302
                                                ---------       ---------
    Total partners' equity                        605,368         580,094
                                                ---------       ---------
                                             $    605,545         580,626
                                                =========       =========

        Southwest Royalties Institutional Income Fund VIII-B, L.P.

                         Statements of Operations
                               (unaudited)


                                 Three Months Ended      Six Months Ended
                                       June 30,              June 30,
                                    1999      1998        1999      1998

  Revenues

Income from net profits
 interests                    $    94,660     49,840    138,252    141,173
Interest                              306        822        534      1,633
                                  -------    -------    -------    -------
                                   94,966     50,662    138,786    142,806
                                  -------    -------    -------    -------

  Expenses

General and administrative         20,383     21,592     40,512     48,990
Depreciation, depletion and
 amortization                      10,000     51,000     23,000     93,000
                                  -------    -------    -------    -------
                                   30,383     72,592     63,512    141,990
                                  -------    -------    -------    -------
Net income (loss)             $    64,583   (21,930)     75,274        816
                                  =======    =======    =======    =======
Net income (loss) allocated to:

 Managing General Partner     $     6,712      2,616      8,845      8,443
                                  =======    =======    =======    =======
 General Partner              $       746        291        983        939
                                  =======    =======    =======    =======
 Limited Partners             $    57,125   (24,837)     65,446    (8,566)
                                  =======    =======    =======    =======
  Per limited partner unit    $      5.63     (2.45)       6.45      (.84)
                                  =======    =======    =======    =======

        Southwest Royalties Institutional Income Fund VIII-B, L.P.

                         Statements of Cash Flows
                               (unaudited)


                                                        Six Months Ended
                                                             June 30,
                                                          1999      1998

Cash flows from operating activities:

 Cash received from income from net
  profits interests                                 $    69,165    192,267
 Cash paid to suppliers                                (28,794)   (30,137)
 Interest received                                          534      1,633
                                                       --------   --------
  Net cash provided by operating activities              40,905    163,763
                                                       --------   --------
Cash flows provided by investing activities:

 Cash received from sale of oil and gas
  properties                                                  -     52,241
                                                       --------   --------
Cash flows used in financing activities:

 Distributions to partners                             (50,355)  (205,298)
                                                       --------   --------

Net increase (decrease) in cash and cash
 equivalents                                            (9,450)     10,706

 Beginning of period                                     33,562      3,347
                                                       --------   --------
 End of period                                      $    24,112     14,053
                                                       ========   ========

                                                               (continued)

        Southwest Royalties Institutional Income Fund VIII-B, L.P.

                               (unaudited)


                                                        Six Months Ended
                                                             June 30,
                                                          1999      1998

Reconciliation of net income to net cash provided by operating activities:

Net income                                          $    75,274        816

Adjustments to reconcile net income to net cash provided by operating activities:

  Depreciation, depletion and amortization               23,000     93,000
  Decrease (increase) in receivables                   (69,087)     51,094
  Increase in payables                                   11,718     18,853
                                                        -------    -------
Net cash provided by operating activities           $    40,905    163,763
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

2.   Summary of Significant Accounting Policies
     The interim financial information as of June 30, 1999, and for the three and six months ended June 30, 1999, is unaudited. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted in this Form 10-Q pursuant to the rules and regulations of the Securities and Exchange Commission. However, in the opinion of management, these interim financial statements include all the necessary adjustments to fairly present the results of the interim periods and all such adjustments are of a normal recurring nature. The interim consolidated financial statements should be read in conjunction with the audited financial statements for the year ended December 31, 1998.

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

Should the net capitalized costs exceed the estimated present value of oil and gas reserves, discounted at 10%, such excess costs would be charged to current expense. As of June 30, 1999, the net capitalized costs did not exceed the estimated present value of oil and gas reserves. The oil price environment experienced during 1998 had an adverse affect on the Company's revenues and operating cash flow. Further declines of oil prices during 1999 could result in additional decreases in the carrying value of the Company's oil and gas properties.

Results of Operations

A.  General Comparison of the Quarters Ended June 30, 1999 and 1998

The following table provides certain information regarding performance factors for the quarters ended June 30, 1999 and 1998:

                                               Three Months
                                                  Ended          Percentage
                                                 June 30,         Increase
                                              1999       1998    (Decrease)
                                              ----       ----    ----------

Average price per barrel of oil          $    16.24      13.06      24%
Average price per mcf of gas             $     2.62       2.04      28%
Oil production in barrels                    10,600     12,000    (12%)
Gas production in mcf                        14,800     10,500      41%
Income from net profits interests        $   94,660     49,840      90%
Partnership distributions                $   50,000     67,000    (25%)
Limited partner distributions            $   45,000     60,300    (25%)
Per unit distribution to limited
 partners                                $     4.43       5.94    (25%)
Number of limited partner units              10,147     10,147

Revenues

The Partnership's income from net profits interests increased to $94,660 from $49,840 for the quarters ended June 30, 1999 and 1998, respectively, an increase of 90%. The principal factors affecting the comparison of the quarters ended June 30, 1999 and 1998 are as follows:

1. The average price for a barrel of oil received by the Partnership increased during the quarter ended June 30, 1999 as compared to the quarter ended June 30, 1998 by 24%, or $3.18 per barrel, resulting in an increase of approximately $38,200 in income from net profits interests. Oil sales represented 82% of total oil and gas sales during the quarter ended June 30, 1999 as compared to 88% during the quarter ended June 30, 1998.

    The average price for an mcf of gas received by the Partnership increased during the same period by 28%, or $.58 per mcf, resulting in an increase of approximately $6,100 in income from net profits interests.

    The total increase in income from net profits interests due to the change in prices received from oil and gas production is approximately $44,300. The market price for oil and gas has been extremely volatile over the past decade, and management expects a certain amount of volatility to continue in the foreseeable future.

2. Oil production decreased approximately 1,400 barrels or 12% during the quarter ended June 30, 1999 as compared to the quarter ended June 30, 1998, resulting in a decrease of approximately $22,800 in income from net profits interests.

    Gas production increased approximately 4,300 mcf or 41% during the same period, resulting in an increase of approximately $11,300 in income from net profits interests.

    The net total decrease in income from net profits interests due to the change in production is approximately $11,500. The increase in gas production is due primarily to a workover performed on one lease in the second quarter of 1999.

3.  Lease   operating  costs  and  production  taxes  were  9%  lower,   or
    approximately $12,100 less during the quarter ended June 30, 1999 as compared to the quarter ended June 30, 1998.

Costs and Expenses

Total costs and expenses decreased to $30,383 from $72,592 for the quarters ended June 30, 1999 and 1998, respectively, a decrease of 58%. The decrease is the result of lower general and administrative expense and depletion expense.

1. General and administrative costs consists of independent accounting and engineering fees, computer services, postage, and Managing General Partner personnel costs. General and administrative costs decreased 6% or approximately $1,200 during the quarter ended June 30, 1999 as compared to the quarter ended June 30, 1998.

2. Depletion expense decreased to $10,000 for the quarter ended June 30, 1999 from $51,000 for the same period in 1998. This represents a decrease of 80%. Depletion is calculated using the units of revenue method of amortization based on a percentage of current period gross revenues to total future gross oil and gas revenues, as estimated by the Partnership's independent petroleum consultants. Contributing factors to the decline in depletion expense between the comparative periods were the increase in the price of oil and gas used to determine the Partnership's reserves for April 1, 1999 as compared to 1998 and the decrease in gross oil and gas revenues.

B.  General  Comparison of the Six Month Periods Ended June  30,  1999  and
    1998

The following table provides certain information regarding performance factors for the six month periods ended June 30, 1999 and 1998:

                                                Six Months
                                                  Ended          Percentage
                                                 June 30,         Increase
                                              1999       1998    (Decrease)
                                              ----       ----    ----------

Average price per barrel of oil          $    13.35     13.91       (4%)
Average price per mcf of gas             $     2.26      2.13         6%
Oil production in barrels                    21,500    25,300      (15%)
Gas production in mcf                        27,800    24,600        13%
Income from net profits interests        $  138,252   141,173       (2%)
Partnership distributions                $   50,000   205,320      (76%)
Limited partner distributions            $   45,000   186,620      (76%)
Per unit distribution to limited
 partners                                $     4.43     18.39      (76%)
Number of limited partner units              10,147    10,147

Revenues

The Partnership's income from net profits interests decreased to $138,252 from $141,173 for the six months ended June 30, 1999 and 1998, respectively, a decrease of 2%. The principal factors affecting the comparison of the six months ended June 30, 1999 and 1998 are as follows:

1. The average price for a barrel of oil received by the Partnership decreased during the six months ended June 30, 1999 as compared to the six months ended June 30, 1998 by 4%, or $.56 per barrel, resulting in a decrease of approximately $14,200 in income from net profits interests. Oil sales represented 82% of total oil and gas sales during the six months ended June 30, 1999 as compared to 87% during the six months ended June 30, 1998.

    The average price for an mcf of gas received by the Partnership increased during the same period by 6%, or $.13 per mcf, resulting in an increase of approximately $3,200 in income from net profits interests.

    The net total decrease in income from net profits interests due to the change in prices received from oil and gas production is approximately $11,000. The market price for oil and gas has been extremely volatile over the past decade, and management expects a certain amount of volatility to continue in the foreseeable future.

2. Oil production decreased approximately 3,800 barrels or 15% during the six months ended June 30, 1999 as compared to the six months ended June 30, 1998, resulting in a decrease of approximately $50,700 in income from net profits interests.

    Gas production increased approximately 3,200 mcf or 13% during the same period, resulting in an increase of approximately $7,200 in income from net profits interests.

    The net total decrease in income from net profits interests due to the change in production is approximately $43,500.

3. Lease operating costs and production taxes were 20% lower, or approximately $51,700 less during the six months ended June 30, 1999 as compared to the six months ended June 30, 1998. The decline in lease operating costs is primarily in relation to the drop in oil prices experienced throughout 1998 and into the first six months of 1999, which made it uneconomical to perform workovers necessary to increase production and perform major repairs thus making it necessary to shut-in some wells.

Costs and Expenses

Total costs and expenses decreased to $63,512 from $141,990 for the six months ended June 30, 1999 and 1998, respectively, a decrease of 55%. The decrease is the result of lower general and administrative expense and depletion expense.

1. General and administrative costs consists of independent accounting and engineering fees, computer services, postage, and Managing General Partner personnel costs. General and administrative costs decreased 17% or approximately $8,500 during the six months ended June 30, 1999 as compared to the six months ended June 30, 1998. The decrease of general and administrative costs were in part due to additional accounting costs incurred in 1998 in relation to the outsourcing of K-1 tax package preparation; a change in auditors requiring opinions from both the predecessors and successor auditors and a new accounting pronouncement requiring review by the independent auditors of the 10-Q's. The Managing General Partner has also made an effort to cut back on general and administrative costs whenever and wherever possible.

2. Depletion expense decreased to $23,000 for the six months ended June 30, 1999 from $93,000 for the same period in 1998. This represents a decrease of 75%. Depletion is calculated using the units of revenue method of amortization based on a percentage of current period gross revenues to total future gross oil and gas revenues, as estimated by the Partnership's independent petroleum consultants. Contributing factors to the decline in depletion expense between the comparative periods were the increase in the price of oil and gas used to determine the Partnership's reserves for April 1, 1999 as compared to 1998 and the decrease in gross oil and gas revenues.

Liquidity and Capital Resources

The primary source of cash is from operations, the receipt of income from interests in oil and gas properties. The Partnership knows of no material change, nor does it anticipate any such change.

Cash flows provided by operating activities were approximately $40,900 in the six months ended June 30, 1999 as compared to approximately $163,800 in the six months ended June 30, 1998. The primary source of the 1999 cash flow from operating activities was profitable operations.

There were no cash flows provided by investing activities in the six months ended June 30, 1999. Cash flows provided by investing activities were approximately $52,200 in the six months ended June 30, 1998.

Cash flows used in financing activities were approximately $50,400 in the six months ended June 30, 1999 as compared to approximately $205,300 in the six months ended June 30, 1998. The only use in financing activities was the distributions to partners.

Total distributions during the six months ended June 30, 1999 were $50,000 of which $45,000 was distributed to the limited partners and $5,000 to the general partners. The per unit distribution to limited partners during the six months ended June 30, 1999 was $4.43. Total distributions during the six months ended June 30, 1998 were $205,320 of which $186,620 was distributed to the limited partners and $18,700 to the general partners. The per unit distribution to limited partners during the six months ended June 30, 1998 was $18.39.

The source for the 1999 distributions of $50,000 was oil and gas operations of approximately $40,900, with the balance from available cash on hand at the beginning of the period. The sources for the 1998 distributions of $205,320 were oil and gas operations of approximately $163,800 and the sale of oil and gas properties of $52,200, resulting in excess cash for contingencies or subsequent distributions.

Since inception of the Partnership, cumulative monthly cash distributions of $5,631,587 have been made to the partners. As of June 30, 1999, $5,088,913 or $501.52 per limited partner unit has been distributed to the limited partners, representing a 100% return of the capital contributed.

As of June 30, 1999, the Partnership had approximately $102,900 in working capital. The Managing General Partner knows of no unusual contractual commitments and believes the revenues generated from operations are adequate to meet the needs of the Partnership.

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

           None

Item 5.    Other Information

           None

Item 6.    Exhibits and Reports on Form 8-K

           (a)  Exhibits:

                27 Financial Data Schedule

                (b) Reports on Form 8-K:

                No reports on Form 8-
                K were filed during the quarter ended June 30, 1999.

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

                                 SOUTHWEST ROYALTIES INSTITUTIONAL
                                 INCOME FUND VIII-B, L.P.
                                 a Delaware limited partnership


                                 By:   Southwest Royalties, Inc.
                                       Managing General Partner


                                 By:   /s/ Bill E. Coggin
                                       Bill E. Coggin, Vice
                                       President
                                       and Chief Financial Officer
Date: August 15, 1999