Form 10-K
period 1999-12-31
SOUTHWEST ROYALTIES INSTITUTIONAL INCOME FUND VIII B L P
filed 2000-03-14
CIK 825886

FORM 10-K
                    SECURITIES AND EXCHANGE COMMISSION
                         WASHINGTON, D.C.  20549
(Mark One)

[x] Annual report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 [Fee Required]

For the fiscal year ended December 31, 1999

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

The  total  number of pages contained in this report is 41.   There  is  no
exhibit index.

                            Table of Contents

Item                                                                   Page

                                  Part I

 1.  Business                                                            3

 2.  Properties                                                          7

 3.  Legal Proceedings                                                   9

 4.  Submission of Matters to a Vote of Security Holders                 9

                                 Part II

 5.  Market for Registrant's Common Equity and Related
     Stockholder Matters                                                10

 6.  Selected Financial Data                                            11

 7.  Management's Discussion and Analysis of
     Financial Condition and Results of Operations                      12

 8.  Financial Statements and Supplementary Data                        19

 9.  Changes in and Disagreements with Accountants
     on Accounting and Financial Disclosure                             34

                                 Part III

10.  Directors and Executive Officers of the Registrant                 35

11.  Executive Compensation                                             37

12.  Security Ownership of Certain Beneficial Owners and
     Management                                                         37

13.  Certain Relationships and Related Transactions                     39

                                 Part IV

14.  Exhibits, Financial Statement Schedules, and Reports
     on Form 8-K                                                        40

     Signatures                                                         41

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

The principal executive offices of the Partnership are located at 407 N. Big Spring, Suite 300, Midland, Texas, 79701. The Managing General Partner of the Partnership, Southwest Royalties, Inc. (the "Managing General
Partner")   and  its  staff  of  97  individuals,  together  with   certain
independent consultants used on an "as needed" basis, perform various services on behalf of the Partnership, including the selection of oil and gas properties and the marketing of production from such properties. H. H. Wommack, III, a stockholder, director, President and Treasurer of the Managing General Partner, is also a general partner. The Partnership has no employees.

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

Oil prices experienced a year of recovery during 1999. After seeing prices languish near $10 per barrel in December 1998, a rebound occurred that would briefly push NYMEX pricing over $27 in late November 1999. Crude oil prices reached $20 per barrel in mid-July and would not fall below $21 the rest of the year. There were drastic improvements to the main factors that gave rise to the worst price depression in history. These improvements provoked a spike in crude oil prices to levels not seen since the Gulf War. First, OPEC has done a remarkable job of adhering to production cuts agreed to in March, despite the temptation to cheat given current pricing. As prices have risen over the last twelve months, OPEC has consistently maintained a compliance rate above 90 percent. Also, most foreign markets are well on their way to recovery, greatly increasing the demand for energy in those countries. These and other factors have eliminated the "oversupply" of crude oil that we experienced in 1998. The near month contract for crude oil settled at $25.60 per barrel on December 30, 1999.

In 1999 natural gas prices rose 10% to an average of $2.18/MMBtu, 18 cents higher than the $2.00/MMBtu average seen in 1998. Despite warmer-than-normal heating seasons at both ends of the year, 1999 was the fourth year in a row that prices averaged $2.00/MMBtu or above. Citing lower storage levels and a rising demand for natural gas, industry experts are predicting a "healthy jump" in prices for 2000.  Although higher prices in 1999 fueled an  increase in production, end of year gas in storage nationwide  is  only
75% of capacity as compared to 87% at the end of 1998.  Further, gas demand is expected to continue to increase at a faster pace than the amount of gas being replaced. A record breaking 70% of single-family homes built in 1999 were equipped with natural gas services ranging from traditional heating to
water   heating,   cooking  and  grilling.   Based  on  these   encouraging
statistics, we remain optimistic in our expectation of slightly higher natural gas prices in the coming year, hopefully seeing an average above the $2.20/MMBtu level.

Following is a table of the ratios of revenues received from oil and gas production for the last three years:

                                  Oil          Gas

                    1999          85%          15%
                    1998          86%          14%
                    1997          87%          13%

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

Customer Dependence
No material portion of the Partnership's business is dependent on a single purchaser, or a very few purchasers, where the loss of one would have a material adverse impact on the Partnership. Two purchasers accounted for 76% of the Partnership's total oil and gas production during 1999:
Scurlock Permian LLC for 52% and Mobil Corporation for 24%. Two purchasers accounted for 74% of the Partnership's total oil and gas production during 1998: Scurlock Permian LLC for 50%, and Mobil Corporation for 24%. Two purchasers accounted for 73% of the Partnership's total oil and gas production during 1997: Scurlock Permian Corporation for 50%, and Mobil Corporation for 23%. All purchasers of the Partnership's oil and gas production are unrelated third parties. In the event any of these purchasers were to discontinue purchasing the Partnership's production, the Managing General Partner believes that a substitute purchaser or purchasers could be located without undue delay. No other purchaser accounted for an amount equal to or greater than 10% of the Partnership's sales of oil and gas production.

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

Partnership Employees
The Partnership has no employees; however the Managing General Partner has a staff of geologists, engineers, accountants, landmen and clerical staff who engage in Partnership activities and operations and perform additional services for the Partnership as needed. In addition to the Managing General Partner's staff, the Partnership engages independent consultants such as petroleum engineers and geologists as needed. As of December 31, 1999, there were 97 individuals directly employed by the Managing General Partner in various capacities.

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

As of December 31, 1999, the Partnership possessed an interest in oil and gas properties located in Eddy and Lea Counties of New Mexico; Andrews, Cochran, Crane, Crockett, Dawson, Dimmitt, Gaines, Garza, Glasscock, Hockley, Martin, Nolan, Pecos, Reagan, Reeves, Scurry, Sterling, Stonewall, Terry, Winkler, Ward, Yoakum and Zavala Counties of Texas. The Partnership owns royalty interests and net profit interests in the wells; however, a substantial majority of the interests are net profit interests. These properties consist of various interests in approximately 2,470 wells and units.

Due to the Partnership's objective of maintaining current operations without engaging in the drilling of any developmental or exploratory wells, or additional acquisitions of producing properties, there has not been any significant changes in properties during 1999, 1998 and 1997.

There were no property sales during 1999. During 1998, twelve leases were sold for approximately $10,800. During 1997, three leases were sold for approximately $47,800.

Significant Properties
The following table reflects the significant properties in which the Partnership has an interest:

                         Date
                      Purchased         No. of         Proved Reserves*
Name and Location    and Interest       Wells      Oil (bbls)    Gas (mcf)
-----------------    ------------       -----      ----------    ---------

Rasmussen             6/89 at 1.5%        26        59,000        122,000
Winkler County,       to 19% royalty
Texas                 and net profits
                      interest

Mobil                 4/89 at 5% to       19       148,000        689,000
Ward and Reeves       50% net profits
Counties, Texas       interest

North American        3/89 at 50% to       3       112,000              -
Royalties             100% net profits
Yoakum County,        interest
Texas

*Donald R. Creamer, P.E., an Independent Registered Petroleum Engineer prepared the reserve and present value data for the Partnership's existing properties as of January 1, 2000. The reserve estimates were made in accordance with guidelines established by the Securities and Exchange Commission pursuant to Rule 4-10(a) of Regulation S-X. Such guidelines require oil and gas reserve reports be prepared under existing economic and operating conditions with no provisions for price and cost escalation except by contractual arrangements.

The New York Mercantile Exchange price at December 31, 1999 of $25.60 was used as the beginning basis for the oil price. Oil price adjustments from $25.60 per barrel were made in the individual evaluations to reflect oil quality, gathering and transportation costs. The results are an average price received at the lease of $23.70 per barrel in the preparation of the reserve report as of January 1, 2000.

In the determination of the gas price, the New York Mercantile Exchange price at December 31, 1999 of $2.33 was used as the beginning basis. Gas price adjustments from $2.33 per Mcf were made in the individual evaluations to reflect BTU content, gathering and transportation costs and gas processing and shrinkage. The results are an average price received at the lease of $2.23 per Mcf in the preparation of the reserve report as of January 1, 2000.

As also discussed in Part II, Item 7, Management's Discussion and Analysis of Financial Condition and Results of Operations, oil and gas prices were subject to frequent changes in 1999.

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

Item 4.  Submission of Matters to a Vote of Security Holders

No matter was submitted to a vote of security holders during the fourth quarter of 1999 through the solicitation of proxies or otherwise.

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

After completion of the Partnership's first full fiscal year of operations and each year thereafter, the Managing General Partner has offered and will continue to offer to purchase each limited partner's interest in the Partnership, at a price based on tangible assets of the Partnership, plus the present value of the future net revenues of proved oil and gas properties, minus liabilities with a risk factor discount of up to one-third which may be implemented in the sole discretion of the Managing General Partner. However, the Managing General Partner's obligation to purchase limited partner units is limited to an expenditure of an amount not in excess of 10% of the total limited partner units initially subscribed for by limited partners. In 1999, 191 limited partner units were tendered to and purchased by the Managing General Partner at an average base price of $59.26 per unit. In 1998, 339.5 limited partner units were tendered to and purchased by the Managing General Partner at an average base price of $108.56 per unit. In 1997, 44 limited partner units were tendered to and purchased by the Managing General Partner at an average base price of $286.98 per unit.

Number of Limited Partner Interest Holders
As of December 31, 1999, there were 579 holders of limited partner units in the Partnership.

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

During 1999, distributions were made totaling $180,000, with $162,000 distributed to the limited partners and $18,000 to the general partners. For the year ended December 31, 1999, distributions of $15.97 per limited partner unit were made, based upon 10,147 limited partner units outstanding. During 1998, distributions were made totaling $240,472, with $218,472 distributed to the limited partners and $22,000 to the general partners. For the year ended December 31, 1998, distributions of $21.53 per limited partner unit were made, based upon 10,147 limited partner units outstanding. During 1997, twelve monthly distributions were made totaling $581,000, with $522,900 distributed to the limited partners and $58,100 to the general partners. For the year ended December 31, 1997, distributions of $51.53 per limited partner unit were made, based upon 10,147 limited partner units outstanding.

Item 6.  Selected Financial Data

The following selected financial data for the years ended December 31, 1999, 1998, 1997, 1996 and 1995 should be read in conjunction with the financial statements included in Item 8:

                                      Years ended December 31,
                      --------------------------------------------------------
                          1999      1998       1997       1996       1995
                          ----      ----       ----       ----       ----

Revenues           $   386,378    197,832    575,325    747,610    441,538

Net income (loss)      275,872  (398,635)    319,497    558,108    230,759

Partners' share
 of net income
  (loss):

  General partners      30,887     10,699     49,450     66,611     35,776

  Limited partners     244,985  (409,334)    270,047    491,497    194,983

Limited partners'
 net income (loss)
  per unit               24.14    (40.34)      26.61      48.44       19.22

Limited partners'
 cash distributions
  per unit               15.97      21.53      51.53      53.76      33.00

Total assets       $   676,489    580,626  1,219,313  1,480,875  1,528,291

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

Based on current conditions, management anticipates performing no workovers during 2000 to enhance production. Workovers may be performed in the year 2001 and 2002. The partnership may have an increase in production volumes for the years 2001 and 2002, otherwise, the partnership will most likely experience the historical production decline of approximately 7% to 8% per year.

Results of Operations

A.  General Comparison of the Years Ended December 31, 1999 and 1998

The following table provides certain information regarding performance factors for the years ended December 31, 1999 and 1998:

                                                  Year Ended     Percentage
                                                 December 31,     Increase
                                                1999      1998   (Decrease)
                                                ----      ----   ---------
Average price per barrel of oil            $    17.27    12.86      34%
Average price per mcf of gas               $     2.47     1.96      26%
Oil production in barrels                      42,140   48,700    (13%)
Gas production in mcf                          51,370   52,300     (2%)
Income from net profits interests          $  384,352  195,313      97%
Partnership distributions                  $  180,000  240,472    (25%)
Limited partner distributions              $  162,000  218,472    (26%)
Per unit distribution to limited partners  $    15.97    21.53    (26%)
Number of limited partner units                10,147   10,147

Revenues

The Partnership's income from net profits interests increased to $384,352 from $195,313 for the years ended December 31, 1999 and 1998, respectively, an increase of 97%. The principal factors affecting the comparison of the years ended December 31, 1999 and 1998 are as follows:

1. The average price for a barrel of oil received by the Partnership increased during the year ended December 31, 1999 as compared to the year ended December 31, 1998 by 34%, or $4.41 per barrel, resulting in an increase of approximately $214,800 in income from net profits interests. Oil sales represented 85% of total oil and gas sales during the year ended December 31, 1999 as compared to 86% during the year ended December 31, 1998.

    The average price for an mcf of gas received by the Partnership increased during the same period by 26%, or $.51 per mcf, resulting in an increase of approximately $26,700 in income from net profits interests.

    The total increase in income from net profits interests due to the change in prices received from oil and gas production is approximately $241,500. The market price for oil and gas has been extremely volatile over the past decade and management expects a certain amount of volatility to continue in the foreseeable future.

2. Oil production decreased approximately 6,560 barrels or 13% during the year ended December 31, 1999 as compared to the year ended December 31, 1998, resulting in a decrease of approximately $113,300 in income from net profits interests.

    Gas production decreased approximately 930 mcf or 2% during the same period, resulting in a decrease of approximately $2,300 in income from net profits interests.

    The total decrease in income from net profits interests due to the change in production is approximately $115,600.

3.  Lease  operating  costs  and  production  taxes  were  12%  lower,   or
    approximately $62,900 less during the year ended December 31, 1999 as compared to the year ended December 31, 1998.

Costs and Expenses

Total costs and expenses decreased to $110,506 from $596,467 for the years ended December 31, 1999 and 1998, respectively, a decrease of 81%. The decrease is the result of lower depletion expense, provision for impairment and general and administrative expense.

1. General and administrative costs consists of independent accounting and engineering fees, computer services, postage, and Managing General Partner personnel costs. General and administrative costs decreased 15% or approximately $13,300 during the year ended December 31, 1999 as compared to the year ended December 31, 1998. The decrease of general and administrative costs were due in part to additional accounting costs incurred in 1998 in relation to the outsourcing of K-1 tax package preparation and a change in auditors requiring opinions from both the predecessors and successor auditors. Additionally, the Managing General Partner in its effort to cut back on general and administrative costs whenever and wherever possible was able to reduce the cost of reserve reports and K-1 tax package preparation during 1999.

2. Depletion expense decreased to $33,000 for the year ended December 31, 1999 from $249,000 for the same period in 1998. This represents a decrease
   of  87%.   Depletion is calculated using the units of revenue method  of amortization based on a percentage of current period gross revenues to total future gross oil and gas revenues, as estimated by the Partnership's independent petroleum consultants.

    A contributing factor to the decrease in depletion expense between the comparative periods was the increase in the price of oil and gas used to determine the Partnership's reserves for January 1, 2000 as compared to 1999. Another contributing factor was due to the impact of revisions of previous estimates on reserves. Revisions of previous estimates can be attributed to the changes in production performance, oil and gas price and production costs. The impact of the revision would have decreased depletion expense approximately $166,000 as of December 31, 1998.

3. The Partnership reduced the net capitalized costs of oil and gas properties during 1998 by $256,624. This provision for impairment had the effect of reducing net income, but did not affect cash flow or partner distributions. See Summary of Significant Accounting Policies - Oil and Gas Properties.

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

4. Depletion expense increased to $249,000 for the year ended December 31, 1998 from $175,000 for the same period in 1997. This represents an increase of 42%. Depletion is calculated using the units of revenue method of amortization based on a percentage of current period gross revenues to total future gross oil and gas revenues, as estimated by the Partnership's independent petroleum consultants.

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

5. The Partnership reduced the net capitalized costs of oil and gas properties by $256,624. This provision for impairment had the effect of reducing net income, but did not affect cash flow or partner distributions. See Summary of Significant Accounting Policies - Oil and Gas Properties.

C.  Revenue and Distribution Comparison

Partnership net income (loss) for the years ended December 31, 1999, 1998 and 1997 was $275,872, $(398,635) and $319,497, respectively. Excluding the effects of depreciation, depletion, amortization and provision for impairment net income for the years ended December 31, 1999, 1998 and 1997 would have been $308,872, $106,989 and $494,497, respectively. Correspondingly, Partnership distributions for the years ended December 31, 1999, 1998 and 1997 were $180,000, $240,472 and $581,000, respectively.
These differences are indicative of the changes in oil and gas prices, production and properties during 1999, 1998 and 1997.

The sources for the 1999 distributions of $180,000 were oil and gas operations of approximately $211,500, resulting in excess cash for contingencies or subsequent distributions. The sources for the 1998 distributions of $240,472 were oil and gas operations of approximately $208,000 and the change in oil and gas properties of approximately $62,200, resulting in excess cash for contingencies or subsequent distributions. The sources for the 1997 distributions of $581,000 were oil and gas operations of approximately $554,100 and the change in oil and gas properties of approximately $1,000, with the balance from available cash on hand at the beginning of the period.

Total distributions during the year ended December 31, 1999 were $180,000 of which $162,000 was distributed to the limited partners and $18,000 to the general partners. The per unit distribution to limited partners during the same period was $15.97. Total distributions during the year ended December 31, 1998 were $240,472 of which $218,472 was distributed to the limited partners and $22,000 to the general partners. The per unit distribution to limited partners during the same period was $21.53. Total distributions during the year ended December 31, 1997 were $581,000 of which $522,900 was distributed to the limited partners and $58,100 to the general partners. The per unit distribution to limited partners during the same period was $51.53.

Since inception of the Partnership, cumulative monthly cash distributions of $5,761,587 have been made to the partners. As of December 31, 1999, $5,205,913 or $513.05 per limited partner unit, has been distributed to the limited partners, representing a 103% return of the capital contributed.

Liquidity and Capital Resources

The primary source of cash is from operations, the receipt of income from interests in oil and gas properties. The Partnership knows of no material change, nor does it anticipate any such change.

Cash flows provided by operating activities were approximately $211,500 in 1999 compared to $208,000 in 1998 and approximately $554,100 in 1997. The primary source of the 1999 cash flow from operating activities was profitable operations.

The  Partnership had no cash flows from investing activities in 1999.  Cash
flows   provided  by  investing  activities  were  $62,200  in   1998   and
approximately $1,030 in 1997.

Cash flows used in financing activities were approximately $180,000 in 1999 compared to $240,100 in 1998 and approximately $581,100 in 1997. The only use in financing activities was the distributions to partners.

As of December 31, 1999, the Partnership had approximately $183,500 in working capital. The Managing General Partner knows of no unusual contractual commitments and believes the revenue generated from operations are adequate to meet the needs of the Partnership.

Liquidity - Managing General Partner

The Managing General Partner has a highly leveraged capital structure with over $35.1 million principal and $17.5 million interest payments due in 2000 on its debt obligations. Due to the severely depressed commodity prices experienced during the last quarter of 1997, throughout 1998 and continuing through the second quarter of 1999 the Managing General Partner is experiencing difficulty in generating sufficient cash flow to meet its obligations and sustain its operations. The Managing General Partner is currently in the process of renegotiating the terms of its various obligations with its creditors and/or attempting to seek new lenders or equity investors. Additionally, the Managing General Partner would consider disposing of certain assets in order to meet its obligations.

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

Information Systems for the Year 2000

The year 2000 issue referred to the risk of disruptions of operations caused by the failure of computer-controlled systems, including systems used by third parties, to properly recognize date sensitive information when the year changed from 1999 to 2000. During the year ended December 31, 1999, the Managing General Partners data processing subsidiary, Midland Southwest Software, Inc., installed new software as part of an on-going project to upgrade its financial and management information systems. The cost of upgrading the software occurred in the normal course of Midland Southwest Software's business and was not material to the results of operations or financial condition of the Partnership.

The Partnership has not experienced any significant business disruptions due to year 2000 issues causing processing errors in its systems, or a third party's systems, during the period of operations after January 1, 2000 until the filing of the 10-K.

Item 8.   Financial Statements and Supplementary Data

                      Index to Financial Statements

                                                                       Page

Independent Auditors Report                                             20

Balance Sheets                                                          21

Statements of Operations                                                22

Statement of Changes in Partners' Equity                                23

Statements of Cash Flows                                                24

Notes to Financial Statements                                           26

                        INDEPENDENT AUDITORS REPORT

The Partners
Southwest Royalties Institutional
 Income Fund VIII-B, L.P.
 (A Delaware Limited Partnership)


We have audited the accompanying balance sheets of Southwest Royalties Institutional Income Fund VIII-B, L.P. (the "Partnership") as of December 31, 1999 and 1998, and the related statements of operations, changes in partners' equity and cash flows for each of the years in the three-year period ended December 31, 1999. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Southwest Royalties Institutional Income Fund VIII-B, L.P. as of December 31, 1999 and 1998 and the results of its operations and its cash flows for each of the years in the three-year period ended December 31, 1999 in conformity with generally accepted accounting principles.








                                                  KPMG LLP



Midland, Texas
March 10, 2000

        Southwest Royalties Institutional Income Fund VIII-B, L.P.
                     (a Delaware limited partnership)
                              Balance Sheets
                        December 31, 1999 and 1998


                                                      1999          1998
                                                      ----          ----
  Assets

Current assets:
 Cash and cash equivalents                   $        65,039       33,562
 Receivable from Managing General Partner            119,012       21,626

---------                                    ---------
                                                 Total    current    assets
184,051                                      55,188

---------                                    ---------
Oil and gas properties - using the full-
 cost method of accounting                         4,133,496    4,133,496
  Less accumulated depreciation,
                                               depletion  and  amortization
3,641,058                                    3,608,058

---------                                    ---------
                                              Net  oil  and gas  properties
492,438                                      525,438

---------                                    ---------
                                                                          $
676,489                                      580,626

=========                                    =========

  Liabilities and Partners' Equity

Current liability - distributions payable    $           523          532

---------                                    ---------
Partners' equity:
 General partners                                     12,679        (208)
 Limited partners                                    663,287      580,302

---------                                    ---------
                                                Total    partners'   equity
675,966                                      580,094

---------                                    ---------
                                                                          $
676,489                                      580,626

=========                                    =========




















                  The accompanying notes are an integral
                   part of these financial statements.

        Southwest Royalties Institutional Income Fund VIII-B, L.P.
                     (a Delaware limited partnership)
                         Statements of Operations
               Years ended December 31, 1999, 1998 and 1997


                                                 1999      1998      1997
                                                 ----      ----      ----
  Revenues

Income from net profits interests         $    384,352   195,313  563,071
Interest                                         2,026     2,349   12,254
Miscellaneous                                        -       170        -
                                                                    -------
-------                                   -------
                                                                    386,378
197,832                                   575,325
                                                                    -------
-------                                   -------

  Expenses

General and administrative                      77,506    90,843   80,828
Depreciation, depletion and amortization        33,000   249,000  175,000
Provision for impairment of oil and gas
 properties                                          -   256,624        -
                                                                    -------
-------                                   -------
                                                                    110,506
596,467                                   255,828
                                                                    -------
-------                                   -------
Net income (loss)                         $    275,872 (398,635)  319,497
                                                                    =======
=======                                   =======
Net income (loss) allocated to:

 Managing General Partner                 $     27,798     9,629   44,505
                                                                    =======
=======                                   =======
 General partner                          $      3,089     1,070    4,945
                                                                    =======
=======                                   =======
 Limited partners                         $    244,985 (409,334)  270,047
                                                                    =======
=======                                   =======
  Per limited partner unit                $      24.14   (40.34)    26.61
                                                                    =======
=======                                   =======























                  The accompanying notes are an integral
                   part of these financial statements.

        Southwest Royalties Institutional Income Fund VIII-B, L.P.
                     (a Delaware limited partnership)
                 Statement of Changes in Partners' Equity
               Years ended December 31, 1999, 1998 and 1997


                                              General   Limited
                                              Partners  Partners   Total
                                              --------  --------   -----

Balance at December 31, 1996            $     19,743  1,460,961 1,480,704

 Net income                                   49,450    270,047   319,497

 Distributions                              (58,100)  (522,900) (581,000)
                                                                    -------
---------                               ---------
Balance at December 31, 1997                  11,093  1,208,108 1,219,201

 Net income (loss)                            10,699  (409,334) (398,635)

 Distributions                              (22,000)  (218,472) (240,472)
                                                                    -------
---------                               ---------
Balance at December 31, 1998                   (208)    580,302   580,094

 Net income                                   30,887    244,985   275,872

 Distributions                              (18,000)  (162,000) (180,000)
                                                                    -------
---------                               ---------
Balance at December 31, 1999            $     12,679    663,287   675,966
                                                                    =======
=========                               =========































                  The accompanying notes are an integral
                   part of these financial statements.

        Southwest Royalties Institutional Income Fund VIII-B, L.P.
                     (a Delaware limited partnership)
                         Statements of Cash Flows
               Years ended December 31, 1999, 1998 and 1997

                                                 1999      1998      1997
                                                 ----      ----      ----
Cash flows from operating activities:

 Cash received from net profits interests $    288,105   289,468  622,633
 Cash paid to Managing General Partner
  for administrative fees and general
                                            and   administrative   overhead
(78,645)                                  (83,773)(80,828)
 Interest received                               2,026     2,349   12,254
                                                                   --------
--------                                  --------
   Net  cash provided by operating activities              211,486  208,044
554,059
                                                                   --------
--------                                  --------
Cash flows provided by investing activities:

 Cash received from sale of oil and gas
  properties                                         -    62,224    1,030
                                                                   --------
--------                                  --------
Cash flows used in financing activities:

 Distributions to partners                   (180,009) (240,053)(581,059)
                                                                   --------
--------                                  --------
Net increase (decrease) in cash and
 cash equivalents                               31,477    30,215 (25,970)

 Beginning of year                              33,562     3,347   29,317
                                                                   --------
--------                                  --------
 End of year                              $     65,039    33,562    3,347
                                                                   ========
========                                  ========


(continued)























                  The accompanying notes are an integral
                   part of these financial statements.

        Southwest Royalties Institutional Income Fund VIII-B, L.P.
                     (a Delaware limited partnership)
                   Statements of Cash Flows, continued
               Years ended December 31, 1999, 1998 and 1997


                                                  1999     1998      1997
                                                  ----     ----      ----

Reconciliation of net income (loss) to net cash provided by operating activities:

Net income (loss)                         $    275,872 (398,635)  319,497

Adjustments to reconcile net income (loss) to net cash provided by operating activities:

   Depreciation, depletion and amortization                33,000   249,000
175,000
  Provision for impairment of oil and gas
                                           properties           -   256,624
-
  (Increase) decrease in receivables          (96,247)    93,985   59,562
  (Decrease) increase in payables              (1,139)     7,070        -
                                                                    -------
-------                                   -------
Net cash provided by operating activities $    211,486   208,044  554,059
                                                                    =======
=======                                   =======

Supplemental schedule of noncash
 investing and financing activities:

 Sale of oil and gas properties included in
   receivable from Managing General Partner           $         -         -
47,829






























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

     Should the net capitalized costs exceed the estimated present value of oil and gas reserves, discounted at 10%, such excess costs would be charged to current expense. As of December 31, 1999 and 1997 the net capitalized costs did not exceed the estimated present value of oil and gas reserves. As of December 31, 1998, net capitalized cost exceeded the estimated present value of oil and gas reserves, thus an adjustment of $256,624 was made to the financial statement.

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

     Gas Balancing
     The Partnership utilizes the sales method of accounting for gas-balancing arrangements. Under this method the Partnership recognizes sales revenue on all gas sold. As of December 31, 1999, 1998 and 1997, there were no significant amounts of imbalance in terms of units and value.

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

     In accordance with the requirements of Statement of Financial Accounting Standards No. 109, "Accounting for Income Taxes", the Partnership's tax basis in its oil and gas properties at December 31, 1999 and 1998 is $363,172 and $512,811, more respectively, than that shown on the accompanying Balance Sheets in accordance with generally accepted accounting principles.

     Number of Limited Partner Units
     As of December 31, 1999, 1998 and 1997, there were 10,147 limited partner units outstanding held by 579, 601 and 615 partners.

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

        Southwest Royalties Institutional Income Fund VIII-B, L.P.
                     (a Delaware limited partnership)

                      Notes to Financial Statements

3.   Liquidity - Managing General Partner
     The Managing General Partner has a highly leveraged capital structure with over $35.1 million principal and $17.5 million interest payments due in 2000 on its debt obligations. Due to the severely depressed commodity prices experienced during the last quarter of 1997, throughout 1998 and continuing through the second quarter of 1999 the Managing General Partner is experiencing difficulty in generating sufficient cash flow to meet its obligations and sustain its operations. The Managing General Partner is currently in the process of renegotiating the terms of its various obligations with its creditors and/or attempting to seek new lenders or equity investors. Additionally, the Managing General Partner would consider disposing of certain assets in order to meet its obligations.

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

     The Partnership is subject to various federal, state and local environmental laws and regulations, which establish standards and requirements for protection of the environment. The Partnership cannot predict the future impact of such standards and requirements, which are subject to change and can have retroactive effectiveness. The Partnership continues to monitor the status of these laws and regulations.

     As of December 31, 1999, the Partnership has not been fined, cited or notified of any environmental violations and management is not aware of any unasserted violations which would have a material adverse effect upon capital expenditures, earnings or the competitive position in the oil and gas industry.

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

        Southwest Royalties Institutional Income Fund VIII-B, L.P.
                     (a Delaware limited partnership)

                      Notes to Financial Statements


5.   Related Party Transactions
     A significant portion of the oil and gas properties in which the Partnership has an interest are operated by and purchased from the Managing General Partner. As is usual in the industry and as provided for in the operating agreement for each respective oil and gas property in which the Partnership has an interest, the operator is paid an amount for administrative overhead attributable to operating such properties, with such amounts to Southwest Royalties, Inc. as operator approximating $101,600, $102,200 and $97,000 for the years ended December 31, 1999, 1998 and 1997, respectively. In addition, the Managing General Partner and certain officers and employees may have an interest in some of the properties that the Partnership also participates.

     Certain subsidiaries or affiliates of the Managing General Partner perform various oilfield services for properties in which the Partnership owns an interest. Such services aggregated approximately $19,700, $2,600 and $2,600 for the years ended December 31, 1999,
     1998, and 1997, respectively, and the Managing General Partner believes that these costs are comparable to similar charges paid by the Partnership to unrelated third parties.

     Southwest Royalties, Inc., the Managing General Partner, was paid $72,000 during 1999, 1998 and 1997, as an administrative fee for reimbursement of indirect general and administrative overhead expenses.

     Receivables from Southwest Royalties, Inc., the Managing General Partner, of approximately $119,012 and $21,626 are from oil and gas production, net of lease operating costs and production taxes, as of December 31, 1999 and 1998, respectively.

     In addition, a director and officer of the Managing General Partner is a partner in a law firm, with such firm providing legal services to the Partnership. There were no legal services provided for the year ended December 31, 1999, 1998 and 1997.

6.   Major Customers
     No material portion of the Partnership's business is dependent on a single purchaser, or a very few purchasers, where the loss of one would have a material adverse impact on the Partnership. Two purchasers accounted for 76% of the Partnership's total oil and gas production during 1999: Scurlock Permian LLC for 52% and Mobil Corporation for 24%. Two purchasers accounted for 74% of the Partnership's total oil and gas production during 1998: Scurlock Permian LLC for 50% and Mobil Corporation for 24%. Two purchasers accounted for 73% of the Partnership's total oil and gas production during 1997: Scurlock Permian Corporation 50%, and Mobil Corporation 23%. All purchasers of the Partnership's oil and gas production are unrelated third parties. In the event any of these purchasers were to discontinue purchasing the Partnership's production, the Managing General Partner believes that a substitute purchaser or purchasers could be located without undue delay. No other purchaser accounted for an amount equal to or greater than 10% of the Partnership's sales of oil and gas production.

        Southwest Royalties Institutional Income Fund VIII-B, L.P.
                     (a Delaware limited partnership)

                      Notes to Financial Statements


7.   Estimated Oil and Gas Reserves (unaudited)
     The Partnership's interest in proved oil and gas reserves is as follows:

                                                    Oil (bbls)   Gas (mcf)
                                                    ----------   ---------
     Proved developed and undeveloped reserves -

     December 31, 1996                              682,000       626,000

       Revisions of previous estimates            (269,000)     (209,000)
       Production                                  (49,000)      (56,000)
       Sale of oil and gas properties               (2,000)       (6,000)
                                                    -------       -------
     December 31, 1997                              362,000       355,000

       Revisions of previous estimates            (113,000)     (144,000)
       Production                                  (49,000)      (52,000)
       Sale of oil and gas properties               (1,000)      (12,000)
                                                    -------       -------
     December 31, 1998                              199,000       147,000

       Revisions of previous estimates              291,000       894,000
       Production                                  (42,000)      (51,000)
                                                    -------       -------
     December 31, 1999                              448,000       990,000
                                                    =======       =======

     Proved developed reserves -

     December 31, 1997                              331,000       349,000
                                                    =======       =======
     December 31, 1998                              193,000       147,000
                                                    =======       =======
     December 31, 1999                              441,000       990,000
                                                    =======       =======

     All of the Partnership's reserves are located within the continental United States.

     *Donald R. Creamer, P.E., an Independent Registered Petroleum Engineer prepared the reserve and present value data for the Partnership's existing properties as of January 1, 2000. The reserve estimates were made in accordance with guidelines established by the Securities and Exchange Commission pursuant to Rule 4-10(a) of Regulation S-X. Such guidelines require oil and gas reserve reports be prepared under existing economic and operating conditions with no provisions for price and cost escalation except by contractual arrangements.

     The New York Mercantile Exchange price at December 31, 1999 of $25.60 was used as the beginning basis for the oil price. Oil price adjustments  from  $25.60  per  barrel were  made  in  the  individual evaluations to reflect oil quality, gathering and transportation costs. The results are an average price received at the lease of
     $23.70 per barrel in the preparation of the reserve report as of January 1, 2000.

        Southwest Royalties Institutional Income Fund VIII-B, L.P.
                     (a Delaware limited partnership)

                      Notes to Financial Statements


7.   Estimated Oil & Gas Reserves (unaudited) - continued
     In the determination of the gas price, the New York Mercantile Exchange price at December 31, 1999 of $2.33 was used as the beginning basis. Gas price adjustments from $2.33 per Mcf were made in the individual evaluations to reflect BTU content, gathering and transportation costs and gas processing and shrinkage. The results are an average price received at the lease of $2.23 per Mcf in the preparation of the reserve report as of January 1, 2000.

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

        Southwest Royalties Institutional Income Fund VIII-B, L.P.
                     (a Delaware limited partnership)

                      Notes to Financial Statements


7.   Estimated Oil & Gas Reserves (unaudited) - continued
     The standardized measure of discounted future net cash flows relating to proved oil and gas reserves at December 31, 1999, 1998 and 1997 is presented below:

                                              1999       1998        1997
                                              ----       ----        ----

     Future cash inflows, net of
                                        production and development
      costs                             $  5,211,000    900,000  2,916,000
     10% annual discount for
                                        estimated timing of cash
      flows                                2,277,000    375,000  1,189,000
                                           ---------  ---------  ---------
     Standardized measure of
                                        discounted future net cash
      flows                             $  2,934,000    525,000  1,727,000
                                           =========  =========  =========

     The principal sources of change in the standardized measure of discounted future net cash flows for the years ended December 31, 1999, 1998 and 1997 are as follows:

                                              1999       1998        1997
                                              ----       ----        ----

     Sales of oil and gas produced,
       net of production costs          $  (384,000)  (195,000)  (563,000)
      Changes in prices and production costs             554,000  (745,000)
(2,440,000)
     Changes of production rates
       (timing) and others                    80,000  (106,000)  (194,000)
     Sales of minerals in place                    -    (8,000)   (18,000)
     Revisions of previous
       quantities estimates                2,106,000  (321,000)(1,246,000)
     Accretion of discount                    53,000    173,000    563,000
     Discounted future net
       cash flows -
      Beginning of year                      525,000  1,727,000  5,625,000
                                          ----------  ---------  ---------
      End of year                       $  2,934,000    525,000  1,727,000
                                          ==========  =========  =========

     Future net cash flows were computed using year-end prices and costs that related to existing proved oil and gas reserves in which the Partnership has mineral interests.

Item 9. Changes in and Disagreements With Accountants on Accounting and Financial Disclosure

None

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

      Name                  Age                      Position
--------------------        ---         -----------------------------------
-------
H. H. Wommack, III                      44     Chairman   of   the   Board,
                                        President,
                                        Chief Executive Officer, Treasurer
                                        and Director

H. Allen Corey              43          Secretary and Director

Bill E. Coggin                          45     Vice  President  and   Chief
                                        Financial Officer

J. Steven Person            41          Vice President, Marketing

Paul L. Morris              58          Director

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

Key Employees

Jon P. Tate, Vice President, Land and Assistant Secretary, age 42, assumed his responsibilities with the Managing General Partner in 1989. Prior to joining the Managing General Partner, Mr. Tate was employed by C.F.
Lawrence & Associates, Inc., an independent oil and gas company, as Land Manager from 1981 through 1989. Mr. Tate is a member of the Permian Basin Landman's Association and received his B.B.S. degree from Hardin-Simmons University.

R. Douglas Keathley, Vice President, Operations, age 44, assumed his responsibilities with the Managing General Partner as a Production Engineer in October, 1992. Prior to joining the Managing General Partner, Mr. Keathley was employed for four (4) years by ARCO Oil & Gas Company as senior drilling engineer working in all phases of well production (1988-
1992), eight (8) years by Reading & Bates Petroleum Company as senior petroleum engineer responsible for drilling (1980-1988) and two (2) years by Tenneco Oil Company as drilling engineer responsible for all phases of drilling (1978-1980). Mr. Keathley received his B.S. in Petroleum Engineering in 1977 from the University of Oklahoma.

Item 11.  Executive Compensation

The Partnership does not have any directors or executive officers. The executive officers of the Managing General Partner do not receive any cash compensation, bonuses, deferred compensation or compensation pursuant to any type of plan, from the Partnership. The Managing General Partner received $72,000, during 1999, 1998 and 1997 as an annual administrative fee.

Item 12.  Security Ownership of Certain Beneficial Owners and Management

There are no limited partners who own of record, or are known by the Managing General Partner to beneficially own, more than five percent of the Partnership's limited partnership interests.

The Managing General Partner owns a nine percent interest as a general partner. Through repurchase offers to the limited partners, the Managing General Partner also owns 1,113.5 limited partner units, an 11.0% limited partner interest. The Managing General Partner total percentage interest ownership in the Partnership is 18.9%.

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

                                                                 Amount and
                                                  Nature of       Percent
                     Name and Address of          Beneficial         of
 Title of Class        Beneficial Owner           Ownership        Class
-------------------  ---------------------------  ---------------  -------
Limited Partnership  Southwest Royalties, Inc.    Directly Owns     11.0%
 Interest            Managing General Partner     1,113.5 Units
                     407 N. Big Spring Street
                     Midland, TX  79701

Limited Partnership  H. H. Wommack, III           Indirectly Owns   11.0%
 Interest            Chairman of the Board,       1,113.5 Units
                     President, CEO, Treasurer
                     and Director of Southwest
                     Royalties, Inc., the
                     Managing General Partner
                     407 N. Big Spring Street
                     Midland, TX  79701

Limited Partnership  H. Allen Corey               Indirectly Owns   11.0%
 Interest            Secretary and Director of    1,113.5 Units
                     Southwest Royalties, Inc.,
                     the Managing General
                     Partner
                     633 Chestnut Street
                     Chattanooga, TN  37450-1800

Limited Partnership  Bill E. Coggin               Indirectly Owns   11.0%
 Interest            Vice President and CFO of    1,113.5 Units
                     Southwest Royalties, Inc.,
                     the Managing General
                     Partner
                     407 N. Big Spring Street
                     Midland, TX  79701

Limited Partnership  J. Steven Person             Indirectly Owns   11.0%
 Interest            Vice President, Marketing    1,113.5 Units
                     of Southwest Royalties, Inc.,
                     the Managing General
                     Partner
                     407 N. Big Spring Street
                     Midland, TX  79701

Limited Partnership  Paul L. Morris               Indirectly Owns   11.0%
 Interest            Director, of Southwest       1,113.5 Units
                     Royalties, Inc., the
                     Managing General Partner
                     407 N. Big Spring Street
                     Midland, TX  79701

There are no arrangements known to the Managing General Partner which may at a subsequent date result in a change of control of the Partnership.

Item 13.  Certain Relationships and Related Transactions

In 1999, the Managing General Partner received $72,000 as an administrative
fee.   This  amount  is  part  of the general and  administrative  expenses incurred by the Partnership.

In some instances the Managing General Partner and certain officers and employees may be working interest owners in an oil and gas property in which the Partnership also has a net profits interest. Certain properties in which the Partnership has an interest are operated by the Managing General Partner, who was paid approximately $101,600 for administrative overhead attributable to operating such properties during 1999.

Certain subsidiaries or affiliates of the Managing General Partner perform various oilfield services for properties in which the Partnership owns an interest. Such services aggregated approximately $19,700 for the year ended December 31, 1999.

In the opinion of management, the terms of the above transactions are similar to ones with unaffiliated third parties.

                                 Part IV


Item 14.  Exhibits, Financial Statement Schedules and Reports on Form 8-K

          (a)(1)  Financial Statements:

                  Included in Part II of this report --

                  Independent Auditors Report
                  Balance Sheets
                  Statements of Operations
                  Statement of Changes in Partners' Equity
                  Statements of Cash Flows
                  Notes to Financial Statements

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

                  27 Financial Data Schedule

          (b)  Reports on Form 8-K

                  There  were  no  reports filed on  Form  8-K  during  the
              quarter ended December 31, 1999.

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


                           Date:  March 31, 2000


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


Date:  March 31, 2000


By:    /s/ H. Allen Corey
       -----------------------------
       H. Allen Corey, Secretary and
       Director


Date:  March 31, 2000