Form 10-Q
period 2000-06-30
SOUTHWEST ROYALTIES INSTITUTIONAL INCOME FUND VIII B L P
filed 2000-08-10
CIK 825886

16 of 16
                                FORM 10-Q


                    SECURITIES AND EXCHANGE COMMISSION
                         WASHINGTON, D.C.  20549

(Mark One)

(X)  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
     OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2000

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

                            Yes   X   No

        The total number of pages contained in this report is 16.

                     PART I. - FINANCIAL INFORMATION


Item 1. Financial Statements

The unaudited condensed financial statements included herein have been prepared by the Registrant (herein also referred to as the "Partnership") in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments necessary for a fair presentation have been included and are of a normal recurring nature. The financial statements should be read in conjunction with the audited financial statements and the notes thereto for the year ended December 31, 1999 which are found in the Registrant's Form 10-K Report for 1999 filed with the Securities and Exchange Commission. The December 31, 1999 balance sheet included herein has been taken from the Registrant's 1999 Form 10-K Report. Operating results for the three and six month periods ended June 30, 2000 are not necessarily indicative of the results that may be expected for the full year.

        Southwest Royalties Institutional Income Fund VIII-B, L.P.

                              Balance Sheets


                                                 June 30,      December 31,
                                                   2000            1999
                                                ---------      ------------
                                               (unaudited)

  Assets

Current assets:
 Cash and cash equivalents                   $    130,139          65,039
 Receivable from Managing General Partner         164,359         119,012
                                                ---------       ---------
    Total current assets                          294,498         184,051
                                                ---------       ---------
Oil and gas properties - using the
 full cost method of accounting                 4,133,496       4,133,496
  Less accumulated depreciation,
   depletion and amortization                   3,656,058       3,641,058
                                                ---------       ---------
    Net oil and gas properties                    477,438         492,438
                                                ---------       ---------
                                             $    771,936         676,489
                                                =========       =========
  Liabilities and Partners' Equity

Current liability - Distributions payable    $        331             523
                                                ---------       ---------
Partners' equity:
 General partners                                  23,743          12,679
 Limited partners                                 747,862         663,287
                                                ---------       ---------
    Total partners' equity                        771,605         675,966
                                                ---------       ---------
                                             $    771,936         676,489
                                                =========       =========

        Southwest Royalties Institutional Income Fund VIII-B, L.P.

                         Statements of Operations
                               (unaudited)


                                 Three Months Ended      Six Months Ended
                                       June 30,              June 30,
                                    2000      1999        2000      1999

  Revenues

Income from net profits
 interests                    $   191,433     94,660    375,070    138,252
Interest                            1,587        306      2,554        534
Miscellaneous income                   59          -         58          -
                                  -------    -------    -------    -------
                                  193,079     94,966    377,682    138,786
                                  -------    -------    -------    -------

  Expenses

General and administrative         22,608     20,383     42,043     40,512
Depreciation, depletion and
 amortization                       5,000     10,000     15,000     23,000
                                  -------    -------    -------    -------
                                   27,608     30,383     57,043     63,512
                                  -------    -------    -------    -------
Net income                    $   165,471     64,583    320,639     75,274
                                  =======    =======    =======    =======
Net income allocated to:

 Managing General Partner     $    15,342      6,712     30,207      8,845
                                  =======    =======    =======    =======
 General Partner              $     1,705        746      3,357        983
                                  =======    =======    =======    =======
 Limited Partners             $   148,424     57,125    287,075     65,446
                                  =======    =======    =======    =======
  Per limited partner unit    $     14.63       5.63      28.29       6.45
                                  =======    =======    =======    =======

        Southwest Royalties Institutional Income Fund VIII-B, L.P.

                         Statements of Cash Flows
                               (unaudited)


                                                        Six Months Ended
                                                             June 30,
                                                          2000      1999

Cash flows from operating activities:

 Cash received from income from net
  profits interests                                 $   320,706     69,165
 Cash paid to suppliers                                (32,968)   (28,794)
 Interest received                                        2,554        534
                                                       --------   --------
  Net cash provided by operating activities             290,292     40,905
                                                       --------   --------
Cash flows used in financing activities:

 Distributions to partners                            (225,192)   (50,355)
                                                       --------   --------
Net increase (decrease) in cash and cash
 equivalents                                             65,100    (9,450)

 Beginning of period                                     65,039     33,562
                                                       --------   --------
 End of period                                      $   130,139     24,112
                                                       ========   ========

                                                               (continued)

        Southwest Royalties Institutional Income Fund VIII-B, L.P.

                               (unaudited)


                                                        Six Months Ended
                                                             June 30,
                                                          2000      1999

Reconciliation of net income to net cash provided by operating activities:

Net income                                          $   320,639     75,274

Adjustments to reconcile net income to net cash provided by operating activities:

  Depreciation, depletion and amortization               15,000     23,000
  Increase in receivables                              (54,422)   (69,087)
  Increase in payables                                    9,075     11,718
                                                        -------    -------
Net cash provided by operating activities           $   290,292     40,905
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

2.   Summary of Significant Accounting Policies
     The interim financial information as of June 30, 2000, and for the three and six months ended June 30, 2000, is unaudited. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted in this Form 10-Q pursuant to the rules and regulations of the Securities and Exchange Commission. However, in the opinion of management, these interim financial statements include all the necessary adjustments to fairly present the results of the interim periods and all such adjustments are of a normal recurring nature. The interim consolidated financial statements should be read in conjunction with the audited financial statements for the year ended December 31, 1999.

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

Should the net capitalized costs exceed the estimated present value of oil and gas reserves, discounted at 10%, such excess costs would be charged to current expense. As of June 30, 2000, the net capitalized costs did not exceed the estimated present value of oil and gas reserves.

Results of Operations

A.  General Comparison of the Quarters Ended June 30, 2000 and 1999

The following table provides certain information regarding performance factors for the quarters ended June 30, 2000 and 1999:

                                               Three Months
                                                  Ended          Percentage
                                                 June 30,         Increase
                                              2000       1999    (Decrease)
                                              ----       ----    ----------

Average price per barrel of oil          $    27.53      16.24      70%
Average price per mcf of gas             $     4.32       2.62      65%
Oil production in barrels                    10,200     10,600     (4%)
Gas production in mcf                        11,300     14,800    (24%)
Income from net profits interests        $  191,433     94,660     102%
Partnership distributions                $  125,000     50,000     150%
Limited partner distributions            $  112,500     45,000     150%
Per unit distribution to limited
 partners                                $    11.09       4.43     150%
Number of limited partner units              10,147     10,147

Revenues

The Partnership's income from net profits interests increased to $191,433 from $94,660 for the quarters ended June 30, 2000 and 1999, respectively, an increase of 102%. The principal factors affecting the comparison of the quarters ended June 30, 2000 and 1999 are as follows:

1. The average price for a barrel of oil received by the Partnership increased during the quarter ended June 30, 2000 as compared to the quarter ended June 30, 1999 by 70%, or $11.29 per barrel, resulting in an increase of approximately $119,700 in income from net profits interests. Oil sales represented 85% of total oil and gas sales during the quarter ended June 30, 2000 as compared to 82% during the quarter ended June 30, 1999.

    The average price for an mcf of gas received by the Partnership increased during the same period by 65%, or $1.70 per mcf, resulting in an increase of approximately $25,200 in income from net profits interests.

    The total increase in income from net profits interests due to the change in prices received from oil and gas production is approximately $144,900. The market price for oil and gas has been extremely volatile over the past decade, and management expects a certain amount of volatility to continue in the foreseeable future.

2. Oil production decreased approximately 400 barrels or 4% during the quarter ended June 30, 2000 as compared to the quarter ended June 30, 1999, resulting in a decrease of approximately $11,000 in income from net profits interests.

    Gas production decreased approximately 3,500 mcf or 24% during the same period, resulting in a decrease of approximately $15,100 in income from net profits interests.

    The total decrease in income from net profits interests due to the change in production is approximately $26,100. The decrease in gas production is due primarily to downtime on one lease.

3. Lease operating costs and production taxes were 19% higher, or approximately $22,000 more during the quarter ended June 30, 2000 as compared to the quarter ended June 30, 1999. The increase in lease operating costs and production taxes is primarily a result of the higher oil and gas prices received by the Partnership. Higher prices have made it possible for the Partnership to perform needed major repairs and maintenance. Since production taxes are based on gross revenues, the increase in oil and gas prices have directly increased production taxes.

Costs and Expenses

Total costs and expenses decreased to $27,608 from $30,383 for the quarters ended June 30, 2000 and 1999, respectively, a decrease of 9%. The decrease is the result of lower depletion expense, partially offset by an increase in general and administrative expense.

1. General and administrative costs consists of independent accounting and engineering fees, computer services, postage, and Managing General Partner personnel costs. General and administrative costs increased 11% or approximately $2,200 during the quarter ended June 30, 2000 as compared to the quarter ended June 30, 1999.

2. Depletion expense decreased to $5,000 for the quarter ended June 30, 2000 from $10,000 for the same period in 1999. This represents a decrease of 50%. Depletion is calculated using the units of revenue method of amortization based on a percentage of current period gross revenues to total future gross oil and gas revenues, as estimated by the Partnership's independent petroleum consultants. Contributing factors to the decline in depletion expense between the comparative periods were the increase in the price of oil and gas used to determine the Partnership's reserves for July 1, 2000 as compared to 1999.

B.  General  Comparison of the Six Month Periods Ended June  30,  2000  and
    1999

The following table provides certain information regarding performance factors for the six month periods ended June 30, 2000 and 1999:

                                                Six Months
                                                  Ended          Percentage
                                                 June 30,         Increase
                                              2000       1999    (Decrease)
                                              ----       ----    ----------

Average price per barrel of oil          $    27.12     13.35       103%
Average price per mcf of gas             $     3.84      2.26        70%
Oil production in barrels                    20,200    21,500       (6%)
Gas production in mcf                        23,000    27,800      (17%)
Income from net profits interests        $  375,070   138,252       171%
Partnership distributions                $  225,000    50,000       350%
Limited partner distributions            $  202,500    45,000       350%
Per unit distribution to limited
 partners                                $    19.96      4.43       350%
Number of limited partner units              10,147    10,147

Revenues

The Partnership's income from net profits interests increased to $375,070 from $138,252 for the six months ended June 30, 2000 and 1999, respectively, an increase of 171%. The principal factors affecting the comparison of the six months ended June 30, 2000 and 1999 are as follows:

1. The average price for a barrel of oil received by the Partnership increased during the six months ended June 30, 2000 as compared to the six months ended June 30, 1999 by 103%, or $13.77 per barrel, resulting in an increase of approximately $296,100 in income from net profits interests. Oil sales represented 86% of total oil and gas sales during the six months ended June 30, 2000 as compared to 82% during the six months ended June 30, 1999.

    The average price for an mcf of gas received by the Partnership increased during the same period by 70%, or $1.58 per mcf, resulting in an increase of approximately $43,900 in income from net profits interests.

    The total increase in income from net profits interests due to the change in prices received from oil and gas production is approximately $340,000. The market price for oil and gas has been extremely volatile over the past decade, and management expects a certain amount of volatility to continue in the foreseeable future.

2. Oil production decreased approximately 1,300 barrels or 6% during the six months ended June 30, 2000 as compared to the six months ended June 30, 1999, resulting in a decrease of approximately $35,300 in income from net profits interests.

    Gas production decreased approximately 4,800 mcf or 17% during the same period, resulting in a decrease of approximately $18,400 in income from net profits interests.

    The total decrease in income from net profits interests due to the change in production is approximately $53,700. The decrease in gas production is due primarily to downtime on one lease.

3. Lease operating costs and production taxes were 23% higher, or approximately $49,600 more during the six months ended June 30, 2000 as compared to the six months ended June 30, 1999. The increase in lease operating costs and production taxes is primarily a result of the higher oil and gas prices received by the Partnership. Higher prices have made it possible for the Partnership to perform needed major repairs and maintenance. Since production taxes are based on gross revenues, the increase in oil and gas prices have directly increased production taxes.

Costs and Expenses

Total costs and expenses decreased to $57,043 from $63,512 for the six months ended June 30, 2000 and 1999, respectively, a decrease of 10%. The decrease is the result of lower depletion expense, partially offset by an increase in general and administrative expense.

1. General and administrative costs consists of independent accounting and engineering fees, computer services, postage, and Managing General Partner personnel costs. General and administrative costs increased 4% or approximately $1,500 during the six months ended June 30, 2000 as compared to the six months ended June 30, 1999.

2. Depletion expense decreased to $15,000 for the six months ended June 30, 2000 from $23,000 for the same period in 1999. This represents a decrease of 35%. Depletion is calculated using the units of revenue method of amortization based on a percentage of current period gross revenues to total future gross oil and gas revenues, as estimated by the Partnership's independent petroleum consultants. Contributing factors to the decline in depletion expense between the comparative periods were the increase in the price of oil and gas used to determine the Partnership's reserves for July 1, 2000 as compared to 1999.

Liquidity and Capital Resources

The primary source of cash is from operations, the receipt of income from interests in oil and gas properties. The Partnership knows of no material change, nor does it anticipate any such change.

Cash flows provided by operating activities were approximately $290,300 in the six months ended June 30, 2000 as compared to approximately $40,900 in the six months ended June 30, 1999. The primary source of the 2000 cash flow from operating activities was profitable operations.

There were no cash flows provided by investing activities in the six months ended June 30, 2000 and 1999.

Cash flows used in financing activities were approximately $225,200 in the six months ended June 30, 2000 as compared to approximately $50,400 in the six months ended June 30, 1999. The only use in financing activities was the distributions to partners.

Total distributions during the six months ended June 30, 2000 were $225,000 of which $202,500 was distributed to the limited partners and $22,500 to the general partners. The per unit distribution to limited partners during the six months ended June 30, 2000 was $19.96. Total distributions during the six months ended June 30, 1999 were $50,000 of which $45,000 was distributed to the limited partners and $5,000 to the general partners. The per unit distribution to limited partners during the six months ended June 30, 1999 was $4.43.

The sources for the 2000 distributions of $225,000 were oil and gas operations of approximately $290,300, resulting in excess cash for
contingencies  or  subsequent  distributions.   The  source  for  the  1999
distributions of $50,000 was oil and gas operations of approximately $40,900, with the balance from available cash on hand at the beginning of the period.

Since inception of the Partnership, cumulative monthly cash distributions of $5,986,587 have been made to the partners. As of June 30, 2000, $5,408,413 or $533.01 per limited partner unit has been distributed to the limited partners, representing a 107% return of the capital contributed.

As of June 30, 2000, the Partnership had approximately $294,200 in working capital. The Managing General Partner knows of no unusual contractual commitments and believes the revenues generated from operations are adequate to meet the needs of the Partnership.

Liquidity - Managing General Partner

The Managing General Partner has a highly leveraged capital structure with over $50.1 million principal due by December 31, 2000 and $15.3 million interest payments due within the next twelve months on its debt obligations. The Managing General Partner is currently in the process of renegotiating the terms of its various obligations with its creditors and/or attempting to seek new lenders or equity investors. Additionally, the Managing General Partner would consider disposing of certain assets in order to meet its obligations.

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

           None

Item 5.    Other Information

           None

Item 6.    Exhibits and Reports on Form 8-K

           (a)  Exhibits:

                27 Financial Data Schedule

                (b)  Reports on Form 8-K:
                 No reports on Form 8-
                K were filed during the quarter ended June 30, 2000.

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

Date: August 15, 2000