Form 10-Q
period 2000-09-30
SOUTHWEST ROYALTIES INSTITUTIONAL INCOME FUND VIII B L P
filed 2000-11-01
CIK 825886

Page 5 of 16
                                 FORM 10-Q


                    SECURITIES AND EXCHANGE COMMISSION
                         WASHINGTON, D. C.  20549

(Mark One)

(X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2000

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

                      PART I. - FINANCIAL INFORMATION

Item 1.  Financial Statements

The unaudited condensed financial statements included herein have been prepared by the Registrant (herein also referred to as the "Partnership") in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments necessary for a fair presentation have been included and are of a normal recurring nature. The financial statements should be read in conjunction with the audited financial statements and the note thereto for the year ended December 31, 1999 which are found in the Registrant's Form 10-K Report for 1999 filed with the Securities and Exchange Commission. The December 31, 1999 balance sheet included herein has been taken from the Registrant's 1999 Form 10-K Report. Operating results for the three and nine month periods ended September 30, 2000 are not necessarily indicative of the results that may be expected for the full year.

        Southwest Royalties Institutional Income Fund VIII-B, L.P.

                              Balance Sheets

                                              September 30,   December 31,
                                                   2000           1999
                                              -------------   ------------
                                               (unaudited)
Assets

Current assets
 Cash and cash equivalents                     $  102,622         65,039
 Receivable from Managing General Partner         181,018        119,012
                                                ---------      ---------
     Total current assets                         283,640        184,051
                                                ---------      ---------
Oil and gas properties - using the
 full cost method of accounting                 4,133,496      4,133,496
  Less accumulated depreciation,
   depletion and amortization                   3,667,058      3,641,058
                                                ---------      ---------
     Net oil and gas properties                   466,438        492,438
                                                ---------      ---------
                                               $  750,078        676,489
                                                =========      =========

Liabilities and Partners' Equity

Current liability - Distribution payable       $       44            523
                                                ---------      ---------
 Partners' equity
  General partners                                 22,686         12,679
  Limited partners                                727,348        663,287
                                                ---------      ---------
     Total partners' equity                       750,034        675,966
                                                ---------      ---------
                                               $  750,078        676,489
                                                =========      =========

        Southwest Royalties Institutional Income Fund VIII-B, L.P.

                         Statements of Operations
                                (unaudited)


                                Three Months Ended    Nine Months Ended
                                  September 30,         September 30,
                                  2000      1999        2000      1999
                                  ----      ----        ----      ----
Revenues

Income from net profits
 interests                   $   206,932   100,571     582,002   238,823
Interest                           1,846       485       4,400     1,019
Miscellaneous income                   -         -          59         -
                                 -------   -------     -------   -------
                                 208,778   101,056     586,461   239,842
                                 -------   -------     -------   -------
Expenses

General and administrative        19,349    18,393      61,393    58,905
Depreciation, depletion and
 amortization                     11,000     1,000      26,000    24,000
                                 -------   -------     -------   -------
                                  30,349    19,393      87,393    82,905
                                 -------   -------     -------   -------
Net income                   $   178,429    81,663     499,068   156,937
                                 =======   =======     =======   =======



Net income allocated to:

 Managing General Partner    $    17,049     7,440      47,256    16,285
                                 =======   =======     =======   =======
 General Partner             $     1,894       827       5,251     1,809
                                 =======   =======     =======   =======
 Limited Partners            $   159,486    73,396     446,561   138,843
                                 =======   =======     =======   =======
  Per limited partner unit   $     15.72      7.23        44.01    13.68
                                 =======   =======     =======   =======

        Southwest Royalties Institutional Income Fund VIII-B, L.P.

                         Statements of Cash Flows
                                (unaudited)


                                                      Nine Months Ended
                                                        September 30,
                                                       2000       1999
                                                       ----      ----
Cash flows from operating activities

 Cash received from income from net
  profits interests                                $  503,965    148,081
 Cash paid to suppliers                              (45,303)   (42,166)
 Interest received                                      4,400      1,019
                                                      -------    -------
  Net cash provided by operating activities           463,062    106,934
                                                      -------    -------
Cash flows used in financing activities

 Distributions to partners                          (425,479)  (100,195)
                                                      -------    -------
Net increase in cash and cash equivalents              37,583      6,739

 Beginning of period                                   65,039     33,562
                                                      -------    -------
 End of period                                     $  102,622     40,301
                                                      =======    =======

                                                             (continued)

        Southwest Royalties Institutional Income Fund VIII-B, L.P.

                                (unaudited)


                                                      Nine Months Ended
                                                        September 30,
                                                       2000       1999
                                                       ----       ----
Reconciliation of net income to net
 cash provided by operating activities

Net income                                         $  499,068    156,937

Adjustments to reconcile net income to
 net cash provided by operating activities

 Depreciation, depletion and amortization              26,000     24,000
 Increase in receivables                             (78,096)   (90,742)
 Increase in payables                                  16,090     16,739
                                                    ---------  ---------
Net cash provided by operating activities          $  463,062    106,934
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

2.   Summary of Significant Accounting Policies
     The interim financial information as of September 30, 2000, and for the three and nine months ended September 30, 2000, is unaudited. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted in this Form 10-Q pursuant to the rules and regulations of the Securities and Exchange Commission. However, in the opinion of management, these interim financial statements include all the necessary adjustments to fairly present the results of the interim periods and all such adjustments are of a normal recurring nature. The interim consolidated financial statements should be read in conjunction with the audited financial statements for the year ended December 31, 1999.

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

Based on current conditions, management anticipates the possibility of performing workovers during the next twelve months. The Partnership could possibly experience a normal decline of 8% to 10% per year.

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

Should the net capitalized costs exceed the estimated present value of oil and gas reserves, discounted at 10%, such excess costs would be charged to current expense. As of September 30, 2000, the net capitalized costs did not exceed the estimated present value of oil and gas reserves.

Results of Operations

A.  General Comparison of the Quarters Ended September 30, 2000 and 1999

The following table provides certain information regarding performance factors for the quarters ended September 30, 2000 and 1999:

                                                 Three Months
                                                    Ended        Percentage
                                                September 30,     Increase
                                                2000      1999   (Decrease)
                                                ----      ----   ---------
Average price per barrel of oil            $   29.73     20.20      47%
Average price per mcf of gas               $    5.48      1.86     195%
Oil production in barrels                     10,700     9,890       8%
Gas production in mcf                         10,300    13,000    (21%)
Income from net profits interests          $ 206,932   100,571     106%
Partnership distributions                  $ 200,000    50,000     300%
Limited partner distributions              $ 180,000    45,000     300%
Per unit distribution to limited partners  $   17.74      4.43     300%
Number of limited partner units               10,147    10,147

Revenues

The Partnership's income from net profits interests increased to $206,932 from $100,571 for the quarters ended September 30, 2000 and 1999, respectively, an increase of 106%. The principal factors affecting the comparison of the quarters ended September 30, 2000 and 1999 are as follows:

1. The average price for a barrel of oil received by the Partnership increased during the quarter ended September 30, 2000 as compared to the quarter ended September 30, 1999 by 47%, or $9.53 per barrel, resulting in an increase of approximately $94,300 in income from net profits interests. Oil sales represented 85% of total oil and gas sales during the quarter ended September 30, 2000 as compared to 89% during the quarter ended September 30, 1999.

     The average price for an mcf of gas received by the Partnership increased during the same period by 195%, or $3.62 per mcf, resulting in an increase of approximately $47,100 in income from net profits interests.

     The total increase in income from net profits interests due to the change in prices received from oil and gas production is approximately $141,400. The market price for oil and gas has been extremely volatile over the past decade, and management expects a certain amount of volatility to continue in the foreseeable future.

2. Oil production increased approximately 810 barrels or 8% during the quarter ended September 30, 2000 as compared to the quarter ended September 30, 1999, resulting in an increase of approximately $24,100 in income from net profits interests.

    Gas production decreased approximately 2,700 mcf or 21% during the same period, resulting in a decrease of approximately $14,800 in income from net profits interests.

    The total net increase in income from net profits interests due to the change in production is approximately $9,300. The decrease in gas production is due primarily to one well, which a gas leak occurred in the main line, and production is still low for the quartered ended September 30, 2000.

3. Lease operating costs and production taxes were 24% higher, or approximately $29,200 more during the quarter ended September 30, 2000 as compared to the quarter ended September 30, 1999. The increase in lease operating costs and production taxes is primarily a result of the higher oil and gas prices received by the Partnership. Higher prices have made it possible for the Partnership to perform needed major repairs and maintenance. Since production taxes are based on gross revenues, the increase in oil and gas prices have directly increased production taxes.


Costs and Expenses

Total costs and expenses increased to $30,349 from $19,393 for the quarters ended September 30, 2000 and 1999, respectively, an increase of 56%. The increase is the result of higher depletion expense and general and administrative expense.

1. General and administrative costs consists of independent accounting and engineering fees, computer services, postage, and Managing General Partner personnel costs. General and administrative costs increased 5% or approximately $1,000 during the quarter ended September 30, 2000 as compared to the quarter ended September 30, 1999.

2. Depletion expense increased to $11,000 for the quarter ended September 30, 2000 from $1,000 for the same period in 1999. This represents an increase of 1,000%. Depletion is calculated using the units of revenue method of amortization based on a percentage of current period gross revenues to total future gross oil and gas revenues, as estimated by the Partnership's independent petroleum consultants. Contributing factors to the increase in depletion expense between the comparative periods were the increase in the price of oil and gas used to determine the Partnership's reserves. The increase in depletion expense is due to an accrual adjustment, which was made during the quarter ended September 30, 1999 to adjust for the over accrual of depletion in the first two quarters of 1999. The rapid rise in prices during the first three quarters of 1999 from $14/bbl to $23/bbl and from $1.71/mcf to $2.38/mcf caused an adjustment to be necessary during the third quarter of 1999.

B.   General Comparison of the Nine Month Periods Ended September 30,  2000
and 1999

The following table provides certain information regarding performance factors for the nine month periods ended September 30, 2000 and 1999:

                                                 Nine Months
                                                    Ended        Percentage
                                                September 30,     Increase
                                                2000      1999   (Decrease)
                                                ----      ----   ---------
Average price per barrel of oil            $   28.18     15.54      81%
Average price per mcf of gas               $    4.14      2.22      86%
Oil production in barrels                     30,500    31,330     (3%)
Gas production in mcf                         32,900    39,140    (16%)
Income from net profits interests          $ 582,002   238,823     144%
Partnership distributions                  $ 425,000   100,000     325%
Limited partner distributions              $ 382,500    90,000     325%
Per unit distribution to limited partners  $   37.70      8.87     325%
Number of limited partner units               10,147    10,147

Revenues

The Partnership's income from net profits interests increased to $582,002 from $238,823 for the nine months ended September 30, 2000 and 1999, respectively, an increase of 144%. The principal factors affecting the comparison of the nine months ended September 30, 2000 and 1999 are as follows:

1. The average price for a barrel of oil received by the Partnership increased during the nine months ended September 30, 2000 as compared to the nine months ended September 30, 1999 by 81%, or $12.64 per barrel, resulting in an increase of approximately $396,000 in income from net profits interests. Oil sales represented 86% of total oil and gas sales during the nine months ended September 30, 2000 as compared to 85% during the nine months ended September 30, 1999.

    The average price for an mcf of gas received by the Partnership increased during the same period by 86%, or $1.92 per mcf, resulting in an increase of approximately $75,100 in income from net profits interests.

    The total increase in income from net profits interests due to the change in prices received from oil and gas production is approximately $471,100. The market price for oil and gas has been extremely volatile over the past decade, and management expects a certain amount of volatility to continue in the foreseeable future.

2. Oil production decreased approximately 830 barrels or 3% during the nine months ended September 30, 2000 as compared to the nine months ended September 30, 1999, resulting in a decrease of approximately $23,400 in income from net profits interests.

    Gas production decreased approximately 6,240 mcf or 16% during the same period, resulting in a decrease of approximately $25,800 in income from net profits interests.

    The total decrease in income from net profits interests due to the change in production is approximately $49,200. The decrease in gas production is due primarily to one well, which a gas leak occurred in the main line, and production is still low.

3. Lease operating costs and production taxes were 24% higher, or approximately $78,800 more during the nine months ended September 30, 2000 as compared to the nine months ended September 30, 1999. The increase in lease operating costs and production taxes is primarily a result of the higher oil and gas prices received by the Partnership. Higher prices have made it possible for the Partnership to perform needed major repairs and maintenance. Since production taxes are based on gross revenues, the increase in oil and gas prices have directly increased production taxes.

Costs and Expenses

Total costs and expenses increased to $87,393 from $82,905 for the nine months ended September 30, 2000 and 1999, respectively, an increase of 5%. The increase is the result of higher general and administrative expense and depletion expense.

1. General and administrative costs consists of independent accounting and engineering fees, computer services, postage, and Managing General Partner personnel costs. General and administrative costs increased 4% or approximately $2,500 during the nine months ended September 30, 2000 as compared to the nine months ended September 30, 1999.

2. Depletion expense increased to $26,000 for the nine months ended September 30, 2000 from $24,000 for the same period in 1999. This represents an increase of 8%. Depletion is calculated using the units of revenue method of amortization based on a percentage of current period gross revenues to total future gross oil and gas revenues, as estimated by the Partnership's independent petroleum consultants.

Liquidity and Capital Resources

The primary source of cash is from operations, the receipt of income from interests in oil and gas properties. The Partnership knows of no material change, nor does it anticipate any such change.

Cash flows provided by operating activities were approximately $463,100 in the nine months ended September 30, 1999 as compared to approximately $106,900 in the nine months ended September 30, 1999. The primary source of the 2000 cash flow from operating activities was profitable operations.

There were no cash flows provided by investing activities in the nine months ended September 30, 2000 and 1999.

Cash flows used in financing activities were approximately $425,500 in the nine months ended September 30, 2000 as compared to approximately $100,200 in the nine months ended September 30, 1999. The only use in financing activities was the distributions to partners.

Total distributions during the nine months ended September 30, 2000 were $425,000 of which $382,500 was distributed to the limited partners and $42,500 to the general partners. The per unit distribution to limited partners during the nine months ended September 30, 2000 was $37.70. Total distributions during the nine months ended September 30, 1999 were $100,000 of which $90,000 was distributed to the limited partners and $10,000 to the general partners. The per unit distribution to limited partners during the nine months ended September 30, 1999 was $8.87.

The sources for the 2000 distributions of $425,000 were oil and gas operations of approximately $463,100, resulting in excess cash for
contingencies  or  subsequent  distributions.   The  source  for  the  1999
distributions of $100,000 was oil and gas operations of approximately $106,900, resulting in excess cash for contingencies or subsequent distributions.

Since inception of the Partnership, cumulative monthly cash distributions of $6,186,587 have been made to the partners. As of September 30, 2000, $5,588,413 or $550.75 per limited partner unit has been distributed to the limited partners, representing a 110% return of the capital contributed.

As of September 30, 2000, the Partnership had approximately $283,600 in working capital. The Managing General Partner knows of no unusual contractual commitments and believes the revenues generated from operations are adequate to meet the needs of the Partnership.

Liquidity - Managing General Partner

The Managing General Partner has a highly leveraged capital structure with approximately, $33.8 million of cash interest and $5.9 million of principal due within the next twelve months. The Managing General Partner is currently in the process of renegotiating the terms of its various obligations with its note holders and/or attempting to seek new lenders or equity investors. Additionally, the Managing General Partner would consider disposing of certain assets in order to meet its obligations.

There can be no assurance that the Managing General Partner's continuing debt restructuring efforts will be successful or that the lenders will agree to a course of action consistent with the Managing General Partners requirements in restructuring the obligations. Even if such agreement is reached, it may require approval of additional lenders, which is not assured. Furthermore, there can be no assurance that the sales of assets can be successfully accomplished on terms acceptable to the Managing General Partner. Under current circumstances, the Managing General Partner's ability to continue as a going concern depends upon its ability to (1) successfully restructure its obligations or obtain additional financing as may be required, (2) maintain compliance with all debt covenants, (3) generate sufficient cash flow to meet its obligations on a timely basis, and (4) achieve satisfactory levels of future earnings. If the Managing General Partner is unsuccessful in its efforts, it may be unable to meet its obligations making it necessary to undertake such other actions as may be appropriate to preserve asset values.

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

Date:     November 15, 2000