Form 10-K
period 2000-12-31
SOUTHWEST ROYALTIES INSTITUTIONAL INCOME FUND VIII B L P
filed 2001-03-27
CIK 825886

FORM 10-K
                    SECURITIES AND EXCHANGE COMMISSION
                         WASHINGTON, D.C.  20549
(Mark One)

[x] Annual report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 [Fee Required]

For the fiscal year ended December 31, 2000

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

                            Table of Contents

Item                                                                   Page

                                  Part I

 1.  Business                                                            3

 2.  Properties                                                          7

 3.  Legal Proceedings                                                   9

 4.  Submission of Matters to a Vote of Security Holders                 9

                                 Part II

 5.  Market for Registrant's Common Equity and Related
     Stockholder Matters                                                10

 6.  Selected Financial Data                                            11

 7.  Management's Discussion and Analysis of
     Financial Condition and Results of Operations                      12

 8.  Financial Statements and Supplementary Data                        19

 9.  Changes in and Disagreements with Accountants
     on Accounting and Financial Disclosure                             35

                                 Part III

10.  Directors and Executive Officers of the Registrant                 36

11.  Executive Compensation                                             38

12.  Security Ownership of Certain Beneficial Owners and
     Management                                                         38

13.  Certain Relationships and Related Transactions                     40

                                 Part IV

14.  Exhibits, Financial Statement Schedules, and Reports
     on Form 8-K                                                        41

     Signatures                                                         42

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

The principal executive offices of the Partnership are located at 407 N. Big Spring, Suite 300, Midland, Texas, 79701. The Managing General Partner of the Partnership, Southwest Royalties, Inc. (the "Managing General
Partner")   and  its  staff  of  92  individuals,  together  with   certain
independent consultants used on an "as needed" basis, perform various services on behalf of the Partnership, including the selection of oil and gas properties and the marketing of production from such properties. H. H. Wommack, III, a stockholder, director, President and Treasurer of the Managing General Partner, is also a general partner. The Partnership has no employees.

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

The year 2000 was a record year for crude oil prices. The world energy markets witnessed a continuation of the 1999 recovery seeing prices in the U.S. peak at $37 per barrel in September. Increasing demand and depleting inventories appeared to be the motivators in crude's dramatic rise. At the beginning of 2000, U.S. crude oil inventories were approximately 16% lower than at the beginning of 1999 and summer vacationers made it through a travel season that saw gasoline prices top $2 per gallon in some U.S. markets. The lack of crude oil inventory in the U.S. was also magnified by the colder than normal winter that much of the country experienced. However, several production increases from OPEC coupled with President
Clinton's release of 30 million barrels of oil from the U.S. Strategic Petroleum Reserve in September contributed to the slow in prices toward the end of the year. After averaging $30 per barrel for the year and over $32 from August through November, oil prices closed out the year 2000 at $26.80 per barrel.

Tighter supplies, rising demand, and the return of more seasonal summer and winter weather catapulted spot gas prices in 2000 to the highest levels since the market was deregulated in the mid-1980's. Average monthly spot prices rose an astounding 72.9% over 1999 levels to average $3.77/MMBTU. The climb in prices was fairly steady throughout the year, with the first-quarter spot prices averaging $2.44/MMBtu. After the winter season ended with a huge storage deficit of 306 BCF, a combination of factors contributed further to the upward trend in spot prices. As the summer temperatures heated up and the rate of storage injections remained sluggish, competition for gas supplies became fierce between power generators and gas utilities attempting to refill storage. Spot prices really took off in the fourth quarter as competition for storage gas in the waning days of the refill season became supercharged. And then came weeks of early heating-season cold, which caused gas utilities to scramble to meet the heating loads. A year of record high prices was capped off in December, with spot prices averaging $6.14/MMBtu, more than two-and-a-half times the previous five-year December average of $2.43/MMBtu.

Following is a table of the ratios of revenues received from oil and gas production for the last three years:

                                  Oil          Gas

                    2000          86%          14%
                    1999          85%          15%
                    1998          86%          14%

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

Customer Dependence
No material portion of the Partnership's business is dependent on a single purchaser, or a very few purchasers, where the loss of one would have a material adverse impact on the Partnership. Two purchasers accounted for 80% of the Partnership's total oil and gas production during 2000: Plains Marketing LP for 57% and Mobil Corporation for 23%. Two purchasers accounted for 76% of the Partnership's total oil and gas production during 1999: Scurlock Permian LLC for 52% and Mobil Corporation for 24%. Two purchasers accounted for 74% of the Partnership's total oil and gas production during 1998: Scurlock Permian LLC for 50%, and Mobil Corporation for 24%. All purchasers of the Partnership's oil and gas production are unrelated third parties. In the event any of these purchasers were to discontinue purchasing the Partnership's production, the Managing General Partner believes that a substitute purchaser or purchasers could be located without undue delay. No other purchaser accounted for an amount equal to or greater than 10% of the Partnership's sales of oil and gas production.

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

Partnership Employees
The Partnership has no employees; however the Managing General Partner has a staff of geologists, engineers, accountants, landmen and clerical staff who engage in Partnership activities and operations and perform additional services for the Partnership as needed. In addition to the Managing General Partner's staff, the Partnership engages independent consultants such as petroleum engineers and geologists as needed. As of December 31, 2000, there were 92 individuals directly employed by the Managing General Partner in various capacities.

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

As of December 31, 2000, the Partnership possessed an interest in oil and gas properties located in Eddy and Lea Counties of New Mexico; Andrews, Cochran, Crockett, Dawson, Dimmitt, Gaines, Garza, Glasscock, Hockley, Martin, Nolan, Pecos, Reagan, Reeves, Scurry, Sterling, Stonewall, Terry, Winkler, Ward, Yoakum and Zavala Counties of Texas. The Partnership owns royalty interests and net profit interests in the wells; however, a substantial majority of the interests are net profit interests. These properties consist of various interests in approximately 2,470 wells and units.

Due to the Partnership's objective of maintaining current operations without engaging in the drilling of any developmental or exploratory wells, or additional acquisitions of producing properties, there has not been any significant changes in properties during 2000, 1999 and 1998.

There were no property sales during 2000 and 1999. During 1998, twelve leases were sold for approximately $10,800.

Significant Properties
The following table reflects the significant properties in which the Partnership has an interest:

                         Date
                      Purchased         No. of         Proved Reserves*
Name and Location    and Interest       Wells      Oil (bbls)    Gas (mcf)
-----------------    ------------       -----      ----------    ---------

Rasmussen             6/89 at 1.5%        25        67,000        163,000
Winkler County,       to 19% royalty
Texas                 and net profits
                      interest

Mobil                 4/89 at 5% to       19       153,000        349,000
Ward and Reeves       50% net profits
Counties, Texas       interest

North American        3/89 at 50% to       3       159,000              -
Royalties             100% net profits
Yoakum County,        interest
Texas

*Ryder Scott Petroleum Engineers prepared the reserve and present value data for the Partnership's existing properties as of January 1, 2001. The reserve estimates were made in accordance with guidelines established by the Securities and Exchange Commission pursuant to Rule 4-10(a) of
Regulation S-X. Such guidelines require oil and gas reserve reports be prepared under existing economic and operating conditions with no provisions for price and cost escalation except by contractual arrangements.

The New York Mercantile Exchange price at December 31, 2000 of $26.80 was used as the beginning basis for the oil price. Oil price adjustments from $26.80 per barrel were made in the individual evaluations to reflect oil quality, gathering and transportation costs. The results are an average price received at the lease of $25.33 per barrel in the preparation of the reserve report as of January 1, 2001.

In the determination of the gas price, the New York Mercantile Exchange price at December 31, 2000 of $9.78 was used as the beginning basis. Gas price adjustments from $9.78 per Mcf were made in the individual evaluations to reflect BTU content, gathering and transportation costs and gas processing and shrinkage. The results are an average price received at the lease of $10.17 per Mcf in the preparation of the reserve report as of January 1, 2001.

As also discussed in Part II, Item 7, Management's Discussion and Analysis of Financial Condition and Results of Operations, oil and gas prices were subject to frequent changes in 2000.

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

Item 4.  Submission of Matters to a Vote of Security Holders

No matter was submitted to a vote of security holders during the fourth quarter of 2000 through the solicitation of proxies or otherwise.

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

After completion of the Partnership's first full fiscal year of operations and each year thereafter, the Managing General Partner has offered and will continue to offer to purchase each limited partner's interest in the Partnership, at a price based on tangible assets of the Partnership, plus the present value of the future net revenues of proved oil and gas properties, minus liabilities with a risk factor discount of up to one-third which may be implemented in the sole discretion of the Managing General Partner. However, the Managing General Partner's obligation to purchase limited partner units is limited to an expenditure of an amount not in excess of 10% of the total limited partner units initially subscribed for by limited partners. In 2000, 650.0 limited partner units were tendered to and purchased by the Managing General Partner at an average base price of $178.93 per unit. In 1999, 191 limited partner units were tendered to and purchased by the Managing General Partner at an average base price of $59.26 per unit. In 1998, 339.5 limited partner units were tendered to and purchased by the Managing General Partner at an average base price of $108.56 per unit.

Number of Limited Partner Interest Holders
As of December 31, 2000, there were 537 holders of limited partner units in the Partnership.

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

During 2000, quarterly distributions were made totaling $650,236, with $585,212 distributed to the limited partners and $65,024 to the general partners. For the year ended December 31, 2000, distributions of $57.67 per limited partner unit were made, based upon 10,147 limited partner units outstanding. Distributions for 2000 increased significantly due to the record high oil and gas prices received during the year. During 1999, distributions were made totaling $180,000, with $162,000 distributed to the limited partners and $18,000 to the general partners. For the year ended December 31, 1999, distributions of $15.97 per limited partner unit were made, based upon 10,147 limited partner units outstanding. During 1998, distributions were made totaling $240,472, with $218,472 distributed to the limited partners and $22,000 to the general partners. For the year ended December 31, 1998, distributions of $21.53 per limited partner unit were made, based upon 10,147 limited partner units outstanding.

Item 6.  Selected Financial Data

The following selected financial data for the years ended December 31, 2000, 1999, 1998, 1997 and 1996 should be read in conjunction with the financial statements included in Item 8:

                                      Years ended December 31,
                      --------------------------------------------------------
                          2000      1999       1998       1997       1996
                          ----      ----       ----       ----       ----

Revenues           $   824,878    386,378    197,832    575,325    747,610

Net income (loss)      713,329    275,872  (398,635)    319,497    558,108

Partners' share
 of net income
  (loss):

  General partners      74,533     30,887     10,699     49,450     66,611

  Limited partners     638,796    244,985  (409,334)    270,047    491,497

Limited partners'
 net income (loss)
  per unit               62.95      24.14    (40.34)      26.61     48.44

Limited partners'
 cash distributions
  per unit               57.67      15.97      21.53      51.53      53.76

Total assets       $   739,259    676,489    580,626  1,219,313  1,480,875

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

Based on current conditions, management anticipates performing no workovers during 2001 to enhance production. Workovers may be performed in the year 2002 and 2003. The partnership may have an increase in production volumes for the years 2002 and 2003, otherwise, the partnership will most likely experience the historical production decline of approximately 7% to 8% per year.

Results of Operations

A.  General Comparison of the Years Ended December 31, 2000 and 1999

The following table provides certain information regarding performance factors for the years ended December 31, 2000 and 1999:

                                                  Year Ended     Percentage
                                                 December 31,     Increase
                                                2000      1999   (Decrease)
                                                ----      ----   ---------
Average price per barrel of oil            $    28.73    17.27      66%
Average price per mcf of gas               $     4.45     2.47      80%
Oil production in barrels                      41,000   42,140     (3%)
Gas production in mcf                          43,600   51,370    (15%)
Income from net profits interests          $  813,940  384,352     112%
Partnership distributions                  $  650,236  180,000     261%
Limited partner distributions              $  585,212  162,000     261%
Per unit distribution to limited partners  $    57.67    15.97     261%
Number of limited partner units                10,147   10,147

Revenues

The Partnership's income from net profits interests increased to $813,940 from $384,352 for the years ended December 31, 2000 and 1999, respectively, an increase of 112%. The principal factors affecting the comparison of the years ended December 31, 2000 and 1999 are as follows:

1. The average price for a barrel of oil received by the Partnership increased during the year ended December 31, 2000 as compared to the year ended December 31, 1999 by 66%, or $11.46 per barrel, resulting in an increase of approximately $469,900 in income from net profits interests. Oil sales represented 86% of total oil and gas sales during the year ended December 31, 2000 as compared to 85% during the year ended December 31, 1999.

    The average price for an mcf of gas received by the Partnership increased during the same period by 80%, or $1.98 per mcf, resulting in an increase of approximately $86,300 in income from net profits interests.

    The total increase in income from net profits interests due to the change in prices received from oil and gas production is approximately $556,200. The market price for oil and gas has been extremely volatile over the past decade and management expects a certain amount of volatility to continue in the foreseeable future.

2. Oil production decreased approximately 1,140 barrels or 3% during the year ended December 31, 2000 as compared to the year ended December 31, 1999, resulting in a decrease of approximately $19,700 in income from net profits interests.

    Gas production decreased approximately 7,770 mcf or 15% during the same period, resulting in a decrease of approximately $19,200 in income from net profits interests.

    The total decrease in income from net profits interests due to the change in production is approximately $38,900. The decrease in gas production is due primarily to one well, which experienced a gas leak in the main line.

3. Lease operating costs and production taxes were 19% higher, or approximately $87,600 more during the year ended December 31, 2000 as compared to the year ended December 31, 1999. The increase in lease operating costs and production taxes is due in part to an increase in major repairs and maintenance and in part to the rise in production taxes directly associated with the rise in oil and gas prices received during the past year. The rise in oil and gas prices for 2000 has allowed the Partnership to perform these repairs and maintenance in the hopes of increasing production, thereby increasing revenues.

Costs and Expenses

Total costs and expenses increased to $111,549 from $110,506 for the years ended December 31, 2000 and 1999, respectively, an increase of 1%. The increase is the result of lower depletion expense, partially offset by an increase in general and administrative expense.

1. General and administrative costs consists of independent accounting and engineering fees, computer services, postage, and Managing General Partner personnel costs. General and administrative costs increased 3% or approximately $2,000 during the year ended December 31, 2000 as compared to the year ended December 31, 1999.

2. Depletion expense decreased to $32,000 for the year ended December 31, 2000 from $33,000 for the same period in 1999. This represents a decrease
   of  3%.   Depletion is calculated using the units of revenue  method  of amortization based on a percentage of current period gross revenues to total future gross oil and gas revenues, as estimated by the Partnership's independent petroleum consultants.

   The major factor to the decrease in depletion expense between the comparative periods was the increase in the price of oil and gas used to determine the Partnership's reserves for January 1, 2001 as compared to 2000. Revisions of previous estimates can be attributed to the changes in production performance, oil and gas price and production costs. The impact of the revision would have increased depletion expense approximately $5,000 as of December 31, 1999.

Results of Operations

B.  General Comparison of the Years Ended December 31, 1999 and 1998

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

3. Depletion expense decreased to $33,000 for the year ended December 31, 1999 from $249,000 for the same period in 1998. This represents a decrease
   of  87%.   Depletion is calculated using the units of revenue method  of amortization based on a percentage of current period gross revenues to total future gross oil and gas revenues, as estimated by the Partnership's independent petroleum consultants.

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

4. The Partnership reduced the net capitalized costs of oil and gas properties during 1998 by $256,624. This provision for impairment had the effect of reducing net income, but did not affect cash flow or partner distributions. See Summary of Significant Accounting Policies - Oil and Gas Properties.

C.  Revenue and Distribution Comparison

Partnership net income (loss) for the years ended December 31, 2000, 1999 and 1998 was $713,329, $275,872 and $(398,635), respectively. Excluding the effects of depreciation, depletion, amortization and provision for impairment net income for the years ended December 31, 2000, 1999 and 1998 would have been $745,329, $308,872 and $106,989, respectively. Correspondingly, Partnership distributions for the years ended December 31, 2000, 1999 and 1998 were $650,236, $180,000 and $240,472, respectively.
These differences are indicative of the changes in oil and gas prices, production and properties during 2000, 1999 and 1998.

The sources for the 2000 distributions of $650,236 were oil and gas operations of approximately $687,000, resulting in excess cash for contingencies or subsequent distributions. The sources for the 1999 distributions of $180,000 were oil and gas operations of approximately $211,500, resulting in excess cash for contingencies or subsequent distributions. The sources for the 1998 distributions of $240,472 were oil and gas operations of approximately $208,000 and the change in oil and gas properties of approximately $62,200, resulting in excess cash for contingencies or subsequent distributions.

Total distributions during the year ended December 31, 2000 were $650,236 of which $585,212 was distributed to the limited partners and $65,024 to the general partners. The per unit distribution to limited partners during the same period was $57.67. Total distributions during the year ended December 31, 1999 were $180,000 of which $162,000 was distributed to the limited partners and $18,000 to the general partners. The per unit distribution to limited partners during the same period was $15.97. Total distributions during the year ended December 31, 1998 were $240,472 of which $218,472 was distributed to the limited partners and $22,000 to the general partners. The per unit distribution to limited partners during the same period was $21.53.

Since inception of the Partnership, cumulative monthly cash distributions of $6,411,823 have been made to the partners. As of December 31, 2000, $5,791,125 or $570.72 per limited partner unit, has been distributed to the limited partners, representing a 114% return of the capital contributed.

Liquidity and Capital Resources

The primary source of cash is from operations, the receipt of income from interests in oil and gas properties. The Partnership knows of no material change, nor does it anticipate any such change.

Cash flows provided by operating activities were approximately $687,000 in 2000 compared to $211,500 in 1999 and approximately $208,000 in 1998. The primary source of the 2000 cash flow from operating activities was profitable operations.

The Partnership had no cash flows from investing activities in 2000 and 1999. Cash flows provided by investing activities were $62,200 in 1998.

Cash flows used in financing activities were approximately $650,600 in 2000 compared to $180,000 in 1999 and approximately $240,100 in 1998. The only use in financing activities was the distributions to partners.

As of December 31, 2000, the Partnership had approximately $278,600 in working capital. The Managing General Partner knows of no unusual contractual commitments and believes the revenue generated from operations are adequate to meet the needs of the Partnership.

Item 7A.  Quantitative and Qualitative Disclosures About Market Risk

The Partnership is not a party to any derivative or embedded derivative instruments.

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

                        INDEPENDENT AUDITORS REPORT

The Partners
Southwest Royalties Institutional
 Income Fund VIII-B, L.P.
 (A Delaware Limited Partnership)


We have audited the accompanying balance sheets of Southwest Royalties Institutional Income Fund VIII-B, L.P. (the "Partnership") as of December 31, 2000 and 1999, and the related statements of operations, changes in partners' equity and cash flows for each of the years in the three-year period ended December 31, 2000. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Southwest Royalties Institutional Income Fund VIII-B, L.P. as of December 31, 2000 and 1999 and the results of its operations and its cash flows for each of the years in the three-year period ended December 31, 2000 in conformity with accounting principles generally accepted in the United States of America.








                                                  KPMG LLP



Midland, Texas
March 21, 2001

        Southwest Royalties Institutional Income Fund VIII-B, L.P.
                     (a Delaware limited partnership)
                              Balance Sheets
                        December 31, 2000 and 1999


                                                      2000          1999
                                                      ----          ----
  Assets

Current assets:
 Cash and cash equivalents                   $       101,708       65,039
 Receivable from Managing General Partner            177,112      119,012

---------                                    ---------
                                                 Total    current    assets
278,820                                      184,051

---------                                    ---------
Oil and gas properties - using the full-
 cost method of accounting                         4,133,496    4,133,496
  Less accumulated depreciation,
                                               depletion  and  amortization
3,673,058                                    3,641,058

---------                                    ---------
                                              Net  oil  and gas  properties
460,438                                      492,438

---------                                    ---------
                                                                          $
739,258                                      676,489

=========                                    =========

  Liabilities and Partners' Equity

Current liability - distributions payable    $           199          523

---------                                    ---------
Partners' equity:
 General partners                                     22,188       12,679
 Limited partners                                    716,871      663,287

---------                                    ---------
                                                Total    partners'   equity
739,059                                      675,966

---------                                    ---------
                                                                          $
739,258                                      676,489

=========                                    =========




















                  The accompanying notes are an integral
                   part of these financial statements.

        Southwest Royalties Institutional Income Fund VIII-B, L.P.
                     (a Delaware limited partnership)
                         Statements of Operations
               Years ended December 31, 2000, 1999 and 1998


                                                 2000      1999      1998
                                                 ----      ----      ----
  Revenues

Income from net profits interests         $    813,940   384,352  195,313
Interest                                         7,024     2,026    2,349
Miscellaneous                                    3,914         -      170
                                                                    -------
-------                                   -------
                                                                    824,878
386,378                                   197,832
                                                                    -------
-------                                   -------

  Expenses

General and administrative                      79,549    77,506   90,843
Depreciation, depletion and amortization        32,000    33,000  249,000
Provision for impairment of oil and gas
 properties                                          -         -  256,624
                                                                    -------
-------                                   -------
                                                                    111,549
110,506                                   596,467
                                                                    -------
-------                                   -------
Net income (loss)                         $    713,329   275,872(398,635)
                                                                    =======
=======                                   =======
Net income (loss) allocated to:

 Managing General Partner                 $     67,080    27,798    9,629
                                                                    =======
=======                                   =======
 General partner                          $      7,453     3,089    1,070
                                                                    =======
=======                                   =======
 Limited partners                         $    638,796   244,985(409,334)
                                                                    =======
=======                                   =======
  Per limited partner unit                $      62.95     24.14  (40.34)
                                                                    =======
=======                                   =======























                  The accompanying notes are an integral
                   part of these financial statements.

        Southwest Royalties Institutional Income Fund VIII-B, L.P.
                     (a Delaware limited partnership)
                 Statement of Changes in Partners' Equity
               Years ended December 31, 2000, 1999 and 1998


                                              General   Limited
                                              Partners  Partners   Total
                                              --------  --------   -----

Balance at December 31, 1997            $     11,093  1,208,108 1,219,201

 Net income (loss)                            10,699  (409,334) (398,635)

 Distributions                              (22,000)  (218,472) (240,472)
                                                                    -------
---------                               ---------
Balance at December 31, 1998                   (208)    580,302   580,094

 Net income                                   30,887    244,985   275,872

 Distributions                              (18,000)  (162,000) (180,000)
                                                                    -------
---------                               ---------
Balance at December 31, 1999                  12,679    663,287   675,966

 Net income                                   74,533    638,796   713,329

 Distributions                              (65,024)  (585,212) (650,236)
                                                                    -------
---------                               ---------
Balance at December 31, 2000            $     22,188    716,871   739,059
                                                                    =======
=========                               =========































                  The accompanying notes are an integral
                   part of these financial statements.

        Southwest Royalties Institutional Income Fund VIII-B, L.P.
                     (a Delaware limited partnership)
                         Statements of Cash Flows
               Years ended December 31, 2000, 1999 and 1998

                                                 2000      1999      1998
                                                 ----      ----      ----
Cash flows from operating activities:

 Cash received from net profits interests $    761,009   288,105  289,468
 Cash paid to Managing General Partner
  for administrative fees and general
                                            and   administrative   overhead
(80,804)                                  (78,645)(83,773)
 Interest received                               7,024     2,026    2,349
                                                                   --------
--------                                  --------
   Net  cash provided by operating activities              687,229  211,486
208,044
                                                                   --------
--------                                  --------
Cash flows provided by investing activities:

 Cash received from sale of oil and gas
  properties                                         -         -   62,224
                                                                   --------
--------                                  --------
Cash flows used in financing activities:

 Distributions to partners                   (650,560) (180,009)(240,053)
                                                                   --------
--------                                  --------
Net increase in cash and cash equivalents       36,669    31,477   30,215

 Beginning of year                              65,039    33,562    3,347
                                                                   --------
--------                                  --------
 End of year                              $    101,708    65,039   33,562
                                                                   ========
========                                  ========


(continued)























                  The accompanying notes are an integral
                   part of these financial statements.

        Southwest Royalties Institutional Income Fund VIII-B, L.P.
                     (a Delaware limited partnership)
                   Statements of Cash Flows, continued
               Years ended December 31, 2000, 1999 and 1998


                                                  2000     1999      1998
                                                  ----     ----      ----

Reconciliation of net income (loss) to net cash provided by operating activities:

Net income (loss)                         $    713,329   275,872(398,635)

Adjustments to reconcile net income (loss) to net cash provided by operating activities:

   Depreciation, depletion and amortization                32,000    33,000
249,000
  Provision for impairment of oil and gas
                                           properties           -         -
256,624
  (Increase) decrease in receivables          (56,845)  (96,247)   93,985
  (Decrease) increase in payables              (1,255)   (1,139)    7,070
                                                                    -------
-------                                   -------
Net cash provided by operating activities $    687,229   211,486  208,044
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

     Should the net capitalized costs exceed the estimated present value of oil and gas reserves, discounted at 10%, such excess costs would be charged to current expense. As of December 31, 2000 and 1999 the net capitalized costs did not exceed the estimated present value of oil and gas reserves. As of December 31, 1998, net capitalized cost exceeded the estimated present value of oil and gas reserves, thus an adjustment of $256,624 was made to the financial statement.

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

     Gas Balancing
     The Partnership utilizes the sales method of accounting for gas-balancing arrangements. Under this method the Partnership recognizes sales revenue on all gas sold. As of December 31, 2000, 1999 and 1998, there were no significant amounts of imbalance in terms of units and value.

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

     In accordance with the requirements of Statement of Financial Accounting Standards No. 109, "Accounting for Income Taxes", the Partnership's tax basis in its oil and gas properties at December 31, 2000 and 1999 is $227,671 and $363,172, more respectively, than that shown on the accompanying Balance Sheets in accordance with generally accepted accounting principles.

     Number of Limited Partner Units
     As of December 31, 2000, 1999 and 1998, there were 10,147 limited partner units outstanding held by 537, 579 and 601 partners.

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

     As of December 31, 2000, the Partnership has not been fined, cited or notified of any environmental violations and management is not aware of any unasserted violations which would have a material adverse effect upon capital expenditures, earnings or the competitive position in the oil and gas industry.

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

        Southwest Royalties Institutional Income Fund VIII-B, L.P.
                     (a Delaware limited partnership)

                      Notes to Financial Statements


4.   Related Party Transactions
     A significant portion of the oil and gas properties in which the Partnership has an interest are operated by and purchased from the Managing General Partner. As is usual in the industry and as provided for in the operating agreement for each respective oil and gas property in which the Partnership has an interest, the operator is paid an amount for administrative overhead attributable to operating such properties, with such amounts to Southwest Royalties, Inc. as operator approximating $104,100, $101,600 and $102,200 for the years ended December 31, 2000, 1999 and 1998, respectively. In addition, the Managing General Partner and certain officers and employees may have an interest in some of the properties that the Partnership also participates.

     Certain subsidiaries or affiliates of the Managing General Partner perform various oilfield services for properties in which the Partnership owns an interest. Such services aggregated approximately $8,000, $19,700 and $2,600 for the years ended December 31, 2000,
     1999, and 1998, respectively, and the Managing General Partner believes that these costs are comparable to similar charges paid by the Partnership to unrelated third parties.

     Southwest Royalties, Inc., the Managing General Partner, was paid $72,000 during 2000, 1999 and 1998, as an administrative fee for reimbursement of indirect general and administrative overhead expenses.

     Receivables from Southwest Royalties, Inc., the Managing General Partner, of approximately $177,112 and $119,012 are from oil and gas production, net of lease operating costs and production taxes, as of December 31, 2000 and 1999, respectively.

     In addition, a director and officer of the Managing General Partner is a partner in a law firm, with such firm providing legal services to the Partnership. There were no legal services provided for the year ended December 31, 2000, 1999 and 1998.

5.   Major Customers
     No material portion of the Partnership's business is dependent on a single purchaser, or a very few purchasers, where the loss of one would have a material adverse impact on the Partnership. Two purchasers accounted for 80% of the Partnership's total oil and gas production during 2000: Plains Marketing LP for 57% and Mobil Corporation for 23%. Two purchasers accounted for 76% of the Partnership's total oil and gas production during 1999: Scurlock Permian LLC for 52% and Mobil Corporation for 24%. Two purchasers accounted for 74% of the Partnership's total oil and gas production during 1998: Scurlock Permian LLC for 50% and Mobil Corporation for 24%. All purchasers of the Partnership's oil and gas production are unrelated third parties. In the event any of these purchasers were to discontinue purchasing the Partnership's production, the Managing General Partner believes that a substitute purchaser or purchasers could be located without undue delay. No other purchaser accounted for an amount equal to or greater than 10% of the Partnership's sales of oil and gas production.

        Southwest Royalties Institutional Income Fund VIII-B, L.P.
                     (a Delaware limited partnership)

                      Notes to Financial Statements


6.   Estimated Oil and Gas Reserves (unaudited)
     The Partnership's interest in proved oil and gas reserves is as follows:

                                                    Oil (bbls)   Gas (mcf)
                                                    ----------   ---------
     Proved developed and undeveloped reserves -

     January 1, 1998                                362,000       355,000

       Revisions of previous estimates            (113,000)     (144,000)
       Production                                  (49,000)      (52,000)
       Sale of oil and gas properties               (1,000)      (12,000)
                                                    -------       -------
     December 31, 1998                              199,000       147,000

       Revisions of previous estimates              291,000       894,000
       Production                                  (42,000)      (51,000)
                                                    -------       -------
     December 31, 1999                              448,000       990,000

       Revisions of previous estimates               79,000     (210,000)
       Production                                  (41,000)      (44,000)
                                                    -------       -------
     December 31, 2000                              486,000       736,000
                                                    =======       =======

     Proved developed reserves -

     December 31, 1998                              193,000       147,000
                                                    =======       =======
     December 31, 1999                              441,000       990,000
                                                    =======       =======
     December 31, 2000                              479,000       736,000
                                                    =======       =======

     All of the Partnership's reserves are located within the continental United States.

     *Ryder Scott Petroleum Engineers prepared the reserve and present value data for the Partnership's existing properties as of January 1, 2001. The reserve estimates were made in accordance with guidelines established by the Securities and Exchange Commission pursuant to Rule 4-10(a) of Regulation S-X. Such guidelines require oil and gas reserve reports be prepared under existing economic and operating conditions with no provisions for price and cost escalation except by contractual arrangements.

     The New York Mercantile Exchange price at December 31, 2000 of $26.80 was used as the beginning basis for the oil price. Oil price adjustments  from  $26.80  per  barrel were  made  in  the  individual evaluations to reflect oil quality, gathering and transportation costs. The results are an average price received at the lease of
     $25.33 per barrel in the preparation of the reserve report as of January 1, 2001.

        Southwest Royalties Institutional Income Fund VIII-B, L.P.
                     (a Delaware limited partnership)

                      Notes to Financial Statements


6.   Estimated Oil & Gas Reserves (unaudited) - continued
     In the determination of the gas price, the New York Mercantile Exchange price at December 31, 2000 of $9.78 was used as the beginning basis. Gas price adjustments from $9.78 per Mcf were made in the individual evaluations to reflect BTU content, gathering and transportation costs and gas processing and shrinkage. The results are an average price received at the lease of $10.17 per Mcf in the preparation of the reserve report as of January 1, 2001.

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

        Southwest Royalties Institutional Income Fund VIII-B, L.P.
                     (a Delaware limited partnership)

                      Notes to Financial Statements


6.   Estimated Oil & Gas Reserves (unaudited) - continued
     The standardized measure of discounted future net cash flows relating to proved oil and gas reserves at December 31, 2000, 1999 and 1998 is presented below:

                                              2000       1999        1998
                                              ----       ----        ----

     Future cash inflows, net of
                                        production and development
      costs                             $  9,975,000  5,211,000    900,000
     10% annual discount for
                                        estimated timing of cash
      flows                                4,652,000  2,277,000    375,000
                                           ---------  ---------  ---------
     Standardized measure of
                                        discounted future net cash
      flows                             $  5,323,000  2,934,000    525,000
                                           =========  =========  =========

     The principal sources of change in the standardized measure of discounted future net cash flows for the years ended December 31, 2000, 1999 and 1998 are as follows:

                                              2000       1999        1998
                                              ----       ----        ----

     Sales of oil and gas produced,
       net of production costs          $  (814,000)  (384,000)  (195,000)
      Changes in prices and production costs           2,591,000    554,000
(745,000)
     Changes of production rates
       (timing) and others                  (66,000)     80,000  (106,000)
     Sales of minerals in place                               -    (8,000)
     Revisions of previous
       quantities estimates                  385,000  2,106,000  (321,000)
     Accretion of discount                   293,000     53,000    173,000
     Discounted future net
       cash flows -
      Beginning of year                    2,934,000    525,000  1,727,000
                                          ----------  ---------  ---------
      End of year                       $  5,323,000  2,934,000    525,000
                                          ==========  =========  =========

        Southwest Royalties Institutional Income Fund VIII-B, L.P.
                     (a Delaware limited partnership)

                      Notes to Financial Statements

7.  Selected Quarterly Financial Results - (unaudited)

                                                 Quarter
                              ----------------------------------------------
                                 First       Second    Third       Fourth
                                 ------     -------    ------      ------
  2000:
     Total revenues           $  184,602    193,079   208,778     238,419
     Total expenses               29,435     27,608    30,349      24,157
     Net income                  155,167    165,471   178,429     214,262
     Net income per limited
      partners unit                13.66      14.63     15.72       18.95

  1999:
     Total revenues           $   43,820     94,966   101,056     146,536
     Total expenses               33,129     30,383    19,393      27,601
     Net income                   10,691     64,583    81,663     118,935
     Net income per limited
      partners unit                  .82       5.63      7.23       10.46

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

      Name                  Age                      Position
--------------------        ---         -----------------------------------
-------
H. H. Wommack, III                      45     Chairman   of   the   Board,
                                        President,
                                        Chief Executive Officer, Treasurer
                                        and Director

H. Allen Corey              44          Secretary and Director

Bill E. Coggin                          46     Vice  President  and   Chief
                                        Financial Officer

J. Steven Person            42          Vice President, Marketing

Paul L. Morris              59          Director

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

J. Steven Person, Vice President, Marketing, assumed his responsibilities with the Managing General Partner as National Marketing Director in 1989. Prior to joining the Managing General Partner, Mr. Person served as Vice President of Marketing for CRI, Inc., and was associated with Capital Financial Group and Dean Witter (1983). He received a B.B.A. from Baylor University in 1982 and an M.B.A. from Houston Baptist University in 1987.

Paul L. Morris has served as a Director of Southwest Royalties Holdings, Inc. since August 1998 and Southwest Royalties, Inc. since September 1998. Mr. Morris is President and CEO of Wagner & Brown, Ltd., one of the largest independently owned oil and gas companies in the United States. Prior to his position with Wagner & Brown, Mr. Morris served as President of Banner Energy and in various managerial positions with the Columbia Gas System, Inc.

Key Employees

Jon P. Tate, Vice President, Land and Assistant Secretary, age 43, assumed his responsibilities with the Managing General Partner in 1989. Prior to joining the Managing General Partner, Mr. Tate was employed by C.F.
Lawrence & Associates, Inc., an independent oil and gas company, as Land Manager from 1981 through 1989. Mr. Tate is a member of the Permian Basin Landman's Association and American Association of Petroleum Landmen. Mr. Tate received his B.B.S. degree from Hardin-Simmons University.

R. Douglas Keathley, Vice President, Operations, age 45, assumed his responsibilities with the Managing General Partner as a Production Engineer in October, 1992. Prior to joining the Managing General Partner, Mr. Keathley was employed for four (4) years by ARCO Oil & Gas Company as senior drilling engineer working in all phases of well production (1988-
1992), eight (8) years by Reading & Bates Petroleum Company as senior petroleum engineer responsible for drilling (1980-1988) and two (2) years by Tenneco Oil Company as drilling engineer responsible for all phases of drilling (1978-1980). Mr. Keathley received his B.S. in Petroleum Engineering in 1977 from the University of Oklahoma.

Item 11.  Executive Compensation

The Partnership does not have any directors or executive officers. The executive officers of the Managing General Partner do not receive any cash compensation, bonuses, deferred compensation or compensation pursuant to any type of plan, from the Partnership. The Managing General Partner received $72,000, during 2000, 1999 and 1998 as an annual administrative fee.

Item 12.  Security Ownership of Certain Beneficial Owners and Management

There are no limited partners who own of record, or are known by the Managing General Partner to beneficially own, more than five percent of the Partnership's limited partnership interests.

The Managing General Partner owns a nine percent interest as a general partner. Through repurchase offers to the limited partners, the Managing General Partner also owns 1,743.5 limited partner units, an 17.2% limited partner interest. The Managing General Partner total percentage interest ownership in the Partnership is 24.5%.

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

                                                                 Amount and
                                                  Nature of       Percent
                     Name and Address of          Beneficial         of
 Title of Class        Beneficial Owner           Ownership        Class
-------------------  ---------------------------  ---------------  -------
Limited Partnership  Southwest Royalties, Inc.    Directly Owns     17.2%
 Interest            Managing General Partner     1,743.5 Units
                     407 N. Big Spring Street
                     Midland, TX  79701

Limited Partnership  H. H. Wommack, III           Indirectly Owns   17.2%
 Interest            Chairman of the Board,       1,743.5 Units
                     President, CEO, Treasurer
                     and Director of Southwest
                     Royalties, Inc., the
                     Managing General Partner
                     407 N. Big Spring Street
                     Midland, TX  79701

Limited Partnership  H. Allen Corey               Indirectly Owns   17.2%
 Interest            Secretary and Director of    1,743.5 Units
                     Southwest Royalties, Inc.,
                     the Managing General
                     Partner
                     633 Chestnut Street
                     Chattanooga, TN  37450-1800

Limited Partnership  Bill E. Coggin               Indirectly Owns   17.2%
 Interest            Vice President and CFO of    1,743.5 Units
                     Southwest Royalties, Inc.,
                     the Managing General
                     Partner
                     407 N. Big Spring Street
                     Midland, TX  79701

Limited Partnership  J. Steven Person             Indirectly Owns   17.2%
 Interest            Vice President, Marketing    1,743.5 Units
                     of Southwest Royalties, Inc.,
                     the Managing General
                     Partner
                     407 N. Big Spring Street
                     Midland, TX  79701

Limited Partnership  Paul L. Morris               Indirectly Owns   17.2%
 Interest            Director, of Southwest       1,743.5 Units
                     Royalties, Inc., the
                     Managing General Partner
                     407 N. Big Spring Street
                     Midland, TX  79701

There are no arrangements known to the Managing General Partner which may at a subsequent date result in a change of control of the Partnership.

Item 13.  Certain Relationships and Related Transactions

In 2000, the Managing General Partner received $72,000 as an administrative
fee.   This  amount  is  part  of the general and  administrative  expenses incurred by the Partnership.

In some instances the Managing General Partner and certain officers and employees may be working interest owners in an oil and gas property in which the Partnership also has a net profits interest. Certain properties in which the Partnership has an interest are operated by the Managing General Partner, who was paid approximately $104,100 for administrative overhead attributable to operating such properties during 2000.

Certain subsidiaries or affiliates of the Managing General Partner perform various oilfield services for properties in which the Partnership owns an interest. Such services aggregated approximately $8,000 for the year ended December 31, 2000.

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

                  27 Financial Data Schedule

          (b)  Reports on Form 8-K

                  There  were  no  reports filed on  Form  8-K  during  the
              quarter ended December 31, 2000.

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


                           Date:  March 30, 2001


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


Date:  March 30, 2001


By:    /s/ H. Allen Corey
       -----------------------------
       H. Allen Corey, Secretary and
       Director


Date:  March 30, 2001