Form 10-Q
period 2001-03-31
SOUTHWEST ROYALTIES INSTITUTIONAL INCOME FUND VIII B L P
filed 2001-05-09
CIK 825886

13 of 13
                                FORM 10-Q


                    SECURITIES AND EXCHANGE COMMISSION
                         WASHINGTON, D.C.  20549

(Mark One)

(X)  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
     OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2001

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

                     PART I. - FINANCIAL INFORMATION


Item 1.   Financial Statements

The unaudited condensed financial statements included herein have been prepared by the Registrant (herein also referred to as the "Partnership") in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments necessary for a fair presentation have been included and are of a normal recurring nature. The financial statements should be read in conjunction with the audited financial statements and the notes thereto for the year ended December 31, 2000 which are found in the Registrant's Form 10-K Report for 2000 filed with the Securities and Exchange Commission. The December 31, 2000 balance sheet included herein has been taken from the Registrant's 2000 Form 10-K Report. Operating results for the three month period ended March 31, 2001 are not necessarily indicative of the results that may be expected for the full year.

        Southwest Royalties Institutional Income Fund VIII-B, L.P.

                              Balance Sheets


                                                 March 31,      December 31,
                                                      2001             2000
---------                                       ------------
                                                (unaudited)
  Assets

Current assets:
 Cash and cash equivalents                    $     72,711        101,708
 Receivable from Managing General
  Partner                                          168,117        177,112
                                                 ---------      ---------
   Total current assets                            240,828        278,820
                                                 ---------      ---------
Oil and gas properties - using the
 full-cost method of accounting                  4,133,496      4,133,496
  Less accumulated depreciation,
   depletion and amortization                    3,684,058      3,673,058
                                                 ---------      ---------
   Net oil and gas properties                      449,438        460,438
                                                 ---------      ---------
                                              $    690,266        739,258
                                                 =========      =========
  Liabilities and Partners' Equity

Current liability - Distributions payable     $          -            199
                                                 ---------      ---------
Partners' equity:
 General partners                                   18,409         22,188
 Limited partners                                  671,857        716,871
                                                 ---------      ---------
   Total partners' equity                          690,266        739,059
                                                 ---------      ---------
                                              $    690,266        739,258
                                                 =========      =========

        Southwest Royalties Institutional Income Fund VIII-B, L.P.

                         Statements of Operations
                               (unaudited)


                                                        Three Months Ended
                                                            March 31,
                                                          2001      2000
                                                          ----      ----
  Revenues

Income from net profits interests                   $   229,631    183,636
Interest                                                  1,739        966
                                                        -------    -------
                                                        231,370    184,602
                                                        -------    -------
  Expenses

General and administrative                               19,163     19,435
Depreciation, depletion and amortization                 11,000     10,000
                                                        -------    -------
                                                         30,163     29,435
                                                        -------    -------
Net income                                          $   201,207    155,167
                                                        =======    =======
Net income allocated to:

 Managing General Partner                           $    19,099     14,865
                                                        =======    =======
 General partner                                    $     2,122      1,652
                                                        =======    =======
 Limited partners                                   $   179,986    138,650
                                                        =======    =======
  Per limited partner unit                          $     17.74      13.66
                                                        =======    =======

        Southwest Royalties Institutional Income Fund VIII-B, L.P.

                         Statements of Cash Flows
                               (unaudited)


                                                        Three Months Ended
                                                            March 31,
                                                          2001      2000
                                                          ----      ----
Cash flows from operating activities:

 Cash received from income from net profits
  interests                                         $   235,078    142,892
 Cash paid to suppliers                                (15,615)   (12,640)
 Interest received                                        1,739        966
                                                       --------   --------
 Net cash provided by operating activities              221,202    131,218
                                                       --------   --------
Cash flows used in financing activities:

 Distributions to partners                            (250,199)  (100,421)
                                                       --------   --------
Net  increase (decrease) in cash and cash equivalents              (28,997)
30,797

 Beginning of period                                    101,708     65,039
                                                       --------   --------
 End of period                                      $    72,711     95,836
                                                       ========   ========

                                                               (continued)

        Southwest Royalties Institutional Income Fund VIII-B, L.P.

                               (unaudited)


                                                        Three Months Ended
                                                            March 31,
                                                          2001      2000
                                                          ----      ----

Reconciliation of net income to net cash provided by operating activities:

Net income                                          $   201,207    155,167

Adjustments to reconcile net income to net cash provided by operating activities:

  Depreciation, depletion and amortization               11,000     10,000
  Decrease (increase) in receivables                      5,447   (40,744)
  Increase in payables                                    3,548      6,795
                                                        -------    -------
Net cash provided by operating activities           $   221,202    131,218
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

2.   Summary of Significant Accounting Policies
     The interim financial information as of March 31, 2001, and for the three months ended March 31, 2001, is unaudited. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted in this Form 10-Q pursuant to the rules and regulations of the Securities and Exchange Commission. However, in the opinion of management, these interim financial statements include all the necessary adjustments to fairly present the results of the interim periods and all such adjustments are of a normal recurring nature. The interim consolidated financial statements should be read in conjunction with the audited financial statements for the year ended December 31, 2000.

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

Should the net capitalized costs exceed the estimated present value of oil and gas reserves, discounted at 10%, such excess costs would be charged to current expense. As of March 31, 2001, the net capitalized costs did not exceed the estimated present value of oil and gas reserves.

Results of Operations

A.  General Comparison of the Quarters Ended March 31, 2001 and 2000

The following table provides certain information regarding performance factors for the quarters ended March 31, 2001 and 2000:

                                              Three Months
                                                 Ended           Percentage
                                                March 31,         Increase
                                              2001      2000     (Decrease)
                                              ----      ----     ----------
Average price per barrel of oil           $   26.68     26.70        -
Average price per mcf of gas              $    6.66      3.37      98%
Oil production in barrels                    10,200    10,000       2%
Gas production in mcf                        10,500    11,700    (10%)
Income from net profits interests         $ 229,631   183,636      25%
Partnership distributions                 $ 250,000   100,000     150%
Limited partner distributions             $ 225,000    90,000     150%
Per unit distribution to limited
 partners                                 $   22.17      8.87     150%
Number of limited partner units              10,147    10,147

Revenues

The Partnership's income from net profits interests increased to $229,631 from $183,636 for the quarters ended March 31, 2001 and 2000, respectively, an increase of 25%. The principal factors affecting the comparison of the quarters ended March 31, 2001 and 2000 are as follows:

1. The average price for a barrel of oil received by the Partnership decreased during the quarter ended March 31, 2001 as compared to the quarter ended March 31, 2000 by less than 1%, or $.02 per barrel, resulting in a decrease of approximately $200 in income from net profits interests. Oil sales represented 80% of total oil and gas sales during the quarter ended March 31, 2001 as compared to 87% during the quarter ended March 31, 2000.

    The average price for an mcf of gas received by the Partnership increased during the same period by 98%, or $3.29 per mcf, resulting in an increase of approximately $34,500 in income from net profits interests.

    The net total increase in income from net profits interests due to the change in prices received from oil and gas production is approximately $34,300. The market price for oil and gas has been extremely volatile over the past decade, and management expects a certain amount of volatility to continue in the foreseeable future.

2. Oil production increased approximately 200 barrels or 2% during the quarter ended March 31, 2001 as compared to the quarter ended March 31, 2000, resulting in an increase of approximately $5,300 in income from net profits interests.

    Gas production decreased approximately 1,200 mcf or 10% during the same period, resulting in a decrease of approximately $4,000 in income from net profits interests.

    The net total increase in income from net profits interests due to the change in production is approximately $1,300.

3.  Lease   operating  costs  and  production  taxes  were  8%  lower,   or
    approximately $10,400 less during the quarter ended March 31, 2001 as compared to the quarter ended March 31, 2000.

Costs and Expenses

Total costs and expenses increased to $30,163 from $29,435 for the quarters ended March 31, 2001 and 2000, respectively, an increase of 2%. The increase is the result of higher depletion expense, partially offset by a decrease in general and administrative expense.

1. General and administrative costs consists of independent accounting and engineering fees, computer services, postage, and Managing General Partner personnel costs. General and administrative costs decreased 1% or approximately $300 during the quarter ended March 31, 2001 as compared to the quarter ended March 31, 2000.

2. Depletion expense increased to $11,000 for the quarter ended March 31, 2001 from $10,000 for the same period in 2000. This represents an increase of 10%. Depletion is calculated using the units of revenue method of amortization based on a percentage of current period gross revenues to total future gross oil and gas revenues, as estimated by the Partnership's independent petroleum consultants.

Liquidity and Capital Resources

The primary source of cash is from operations, the receipt of income from interests in oil and gas properties. The Partnership knows of no material change, nor does it anticipate any such change.

Cash flows provided by operating activities were approximately $221,200 in the quarter ended March 31, 2001 as compared to approximately $131,200 in the quarter ended March 31, 2000. The primary source of the 2001 cash flow from operating activities was profitable operations.

Cash flows used in financing activities were approximately $250,200 in the quarter ended March 31, 2001 as compared to approximately $100,400 in the quarter ended March 31, 2000. The only use in financing activities was the distributions to partners.

Total distributions during the quarter ended March 31, 2001 were $250,000 of which $225,000 was distributed to the limited partners and $25,000 to the general partners. The per unit distribution to limited partners during the quarter ended March 31, 2001 was $22.17. Total distributions during the quarter ended March 31, 2000 were $100,000 of which $90,000 was distributed to the limited partners and $10,000 to the general partners. The per unit distribution to limited partners during the quarter ended March 31, 2000 was $8.87.

The source for the 2001 distributions of $250,000 was oil and gas operations of approximately $221,200, with the balance from available cash on hand at the beginning of the period. The source for the 2000 distributions of $100,000 was oil and gas operations of approximately $131,200, resulting in excess cash for contingencies or subsequent distributions to partners.

Since inception of the Partnership, cumulative monthly cash distributions of $6,661,823 have been made to the partners. As of March 31, 2001, $6,016,125 or $592.90 per limited partner unit has been distributed to the limited partners, representing an 119% return of the capital contributed.

As of March 31, 2001, the Partnership had approximately $240,800 in working capital. The Managing General Partner knows of no unusual contractual commitments and believes the revenues generated from operations are adequate to meet the needs of the Partnership.

Item 3.   Quantitative and Qualitative Disclosures About Market Risk

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

               (a)  Reports on Form 8-K:

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



Date:  May 15, 2001