Form 10-Q
period 2001-06-30
SOUTHWEST ROYALTIES INSTITUTIONAL INCOME FUND VIII B L P
filed 2001-08-01
CIK 825886

9 of 14
                                FORM 10-Q


                    SECURITIES AND EXCHANGE COMMISSION
                         WASHINGTON, D.C.  20549

(Mark One)

(X)  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
     OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2001

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

                     PART I. - FINANCIAL INFORMATION


Item 1. Financial Statements

The unaudited condensed financial statements included herein have been prepared by the Registrant (herein also referred to as the "Partnership") in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments necessary for a fair presentation have been included and are of a normal recurring nature. The financial statements should be read in conjunction with the audited financial statements and the notes thereto for the year ended December 31, 2000 which are found in the Registrant's Form 10-K Report for 2000 filed with the Securities and Exchange Commission. The December 31, 2000 balance sheet included herein has been taken from the Registrant's 2000 Form 10-K Report. Operating results for the three and six month periods ended June 30, 2001 are not necessarily indicative of the results that may be expected for the full year.

        Southwest Royalties Institutional Income Fund VIII-B, L.P.

                              Balance Sheets


                                                 June 30,      December 31,
                                                   2001            2000
                                                ---------      ------------
                                               (unaudited)

  Assets
  ------
Current assets:
 Cash and cash equivalents                    $     76,741        101,708
 Receivable from Managing General
  Partner                                          133,156        177,112
                                                 ---------      ---------
   Total current assets                            209,897        278,820
                                                 ---------      ---------
Oil and gas properties - using the
 full-cost method of accounting                  4,133,496      4,133,496
  Less accumulated depreciation,
   depletion and amortization                    3,695,058      3,673,058
                                                 ---------      ---------
   Net oil and gas properties                      438,438        460,438
                                                 ---------      ---------
                                              $    648,335        739,258
                                                 =========      =========
  Liabilities and Partners' Equity
  --------------------------------
Current liability - Distributions payable     $        115            199
                                                 ---------      ---------
Partners' equity:
 General partners                                   15,304         22,188
 Limited partners                                  632,916        716,871
                                                 ---------      ---------
   Total partners' equity                          648,220        739,059
                                                 ---------      ---------
                                              $    648,335        739,258
                                                 =========      =========

        Southwest Royalties Institutional Income Fund VIII-B, L.P.

                         Statements of Operations
                               (unaudited)


                                 Three Months Ended      Six Months Ended
                                       June 30,              June 30,
                                    2001      2000        2001      2000
                                   -----     -----       -----     -----

  Revenues
  --------
Income from net profits
 interests                    $   117,517    191,433    347,149    375,070
Interest                            1,215      1,587      2,954      2,554
Miscellaneous income                    -         59          -         58
                                  -------    -------    -------    -------
                                  118,732    193,079    350,103    377,682
                                  -------    -------    -------    -------

  Expenses
  --------
General and administrative         19,779     22,608     38,943     42,043
Depreciation, depletion and
 amortization                      11,000      5,000     22,000     15,000
                                  -------    -------    -------    -------
                                   30,779     27,608     60,943     57,043
                                  -------    -------    -------    -------
Net income                    $    87,953    165,471    289,160    320,639
                                  =======    =======    =======    =======
Net income allocated to:

 Managing General Partner     $     8,906     15,342     28,004     30,207
                                  =======    =======    =======    =======
 General Partner              $       989      1,705      3,112      3,357
                                  =======    =======    =======    =======
 Limited Partners             $    78,058    148,424    258,044    287,075
                                  =======    =======    =======    =======
  Per limited partner unit    $     7.69      14.62       25.43      28.29
                                  =======    =======    =======    =======

        Southwest Royalties Institutional Income Fund VIII-B, L.P.

                         Statements of Cash Flows
                               (unaudited)


                                                        Six Months Ended
                                                             June 30,
                                                          2001      2000
                                                         -----     -----
Cash flows from operating activities:

 Cash received from income from net
  profits interests                                 $   385,560    320,706
 Cash paid to suppliers                                (33,398)   (32,968)
 Interest received                                        2,954      2,554
                                                       --------   --------
  Net cash provided by operating activities             355,116    290,292
                                                       --------   --------
Cash flows used in financing activities:

 Distributions to partners                            (380,083)  (225,192)
                                                       --------   --------
Net (decrease) increase in cash and cash
 equivalents                                           (24,967)     65,100

 Beginning of period                                    101,708     65,039
                                                       --------   --------
 End of period                                      $    76,741    130,139
                                                       ========   ========

Reconciliation of net income to net cash provided by operating activities:

Net income                                          $   289,160    320,639

Adjustments to reconcile net income to net cash provided by operating activities:

  Depreciation, depletion and amortization               22,000     15,000
  Decrease (increase) in receivables                     38,411   (54,422)
  Increase in payables                                    5,545      9,075
                                                        -------    -------
Net cash provided by operating activities           $   355,116    290,292
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

2.   Summary of Significant Accounting Policies
     The interim financial information as of June 30, 2001, and for the three and six months ended June 30, 2001, is unaudited. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted in this Form 10-Q pursuant to the rules and regulations of the Securities and Exchange Commission. However, in the opinion of management, these interim financial statements include all the necessary adjustments to fairly present the results of the interim periods and all such adjustments are of a normal recurring nature. The interim consolidated financial statements should be read in conjunction with the audited financial statements for the year ended December 31, 2000.

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

Based on current conditions, management does not anticipate performing workovers during 2001. The Partnership could possibly experience a normal decline of 8% to 10% per year.

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

Should the net capitalized costs exceed the estimated present value of oil and gas reserves, discounted at 10%, such excess costs would be charged to current expense. As of June 30, 2001, the net capitalized costs did not exceed the estimated present value of oil and gas reserves.

Results of Operations

A.  General Comparison of the Quarters Ended June 30, 2001 and 2000

The following table provides certain information regarding performance factors for the quarters ended June 30, 2001 and 2000:

                                               Three Months
                                                  Ended          Percentage
                                                 June 30,         Increase
                                              2001       2000    (Decrease)
                                              ----       ----    ----------

Average price per barrel of oil          $    26.00      27.53     (6%)
Average price per mcf of gas             $     4.49       4.32       4%
Oil production in barrels                     9,700     10,200     (5%)
Gas production in mcf                        10,500     11,300     (7%)
Income from net profits interests        $  117,517    191,433    (39%)
Partnership distributions                $  130,000    125,000       4%
Limited partner distributions            $  117,000    112,500       4%
Per unit distribution to limited
 partners                                $    11.53      11.09       4%
Number of limited partner units              10,147     10,147

Revenues

The Partnership's income from net profits interests decreased to $117,517 from $191,433 for the quarters ended June 30, 2001 and 2000, respectively, a decrease of 39%. The principal factors affecting the comparison of the quarters ended June 30, 2001 and 2000 are as follows:

1. The average price for a barrel of oil received by the Partnership decreased during the quarter ended June 30, 2001 as compared to the quarter ended June 30, 2000 by 6%, or $1.53 per barrel, resulting in a decrease of approximately $14,800 in income from net profits interests. Oil sales represented 84% of total oil and gas sales during the quarter ended June 30, 2001 as compared to 85% during the quarter ended June 30, 2000.

    The average price for an mcf of gas received by the Partnership increased during the same period by 4%, or $.17 per mcf, resulting in an increase of approximately $1,800 in income from net profits interests.

    The net total decrease in income from net profits interests due to the change in prices received from oil and gas production is approximately $13,000. The market price for oil and gas has been extremely volatile over the past decade, and management expects a certain amount of volatility to continue in the foreseeable future.

2. Oil production decreased approximately 500 barrels or 5% during the quarter ended June 30, 2001 as compared to the quarter ended June 30, 2000, resulting in a decrease of approximately $13,800 in income from net profits interests.

    Gas production decreased approximately 800 mcf or 7% during the same period, resulting in a decrease of approximately $3,500 in income from net profits interests.

    The total decrease in income from net profits interests due to the change in production is approximately $17,300.

3. Lease operating costs and production taxes were 33% higher, or approximately $46,100 more during the quarter ended June 30, 2001 as compared to the quarter ended June 30, 2000. The increase in lease operating cost is due to major repair and maintenance on one lease being performed in 2001.

Costs and Expenses

Total costs and expenses increased to $30,779 from $27,608 for the quarters ended June 30, 2001 and 2000, respectively, an increase of 11%. The increase is the result of higher depletion expense, partially offset by a decrease in general and administrative expense.

1. General and administrative costs consists of independent accounting and engineering fees, computer services, postage, and Managing General Partner personnel costs. General and administrative costs decreased 13% or approximately $2,800 during the quarter ended June 30, 2001 as compared to the quarter ended June 30, 2000.

2. Depletion expense increased to $11,000 for the quarter ended June 30, 2001 from $5,000 for the same period in 2000. This represents an increase of 120%. Depletion is calculated using the units of revenue method of amortization based on a percentage of current period gross revenues to total future gross oil and gas revenues, as estimated by the Partnership's independent petroleum consultants. Contributing factors to the increase in depletion expense between the comparative periods were the decrease in the price of oil and gas used to determine the Partnership's reserves for July 1, 2001 as compared to 2000.

B.  General  Comparison of the Six Month Periods Ended June  30,  2001  and
    2000

The following table provides certain information regarding performance factors for the six month periods ended June 30, 2001 and 2000:

                                                Six Months
                                                  Ended          Percentage
                                                 June 30,         Increase
                                              2001       2000    (Decrease)
                                              ----       ----    ----------

Average price per barrel of oil          $    26.55     27.12       (2%)
Average price per mcf of gas             $     5.47      3.84        42%
Oil production in barrels                    19,800    20,200       (2%)
Gas production in mcf                        21,600    23,000       (6%)
Income from net profits interests        $  347,149   375,070       (7%)
Partnership distributions                $  380,000   225,000        69%
Limited partner distributions            $  342,000   202,500        69%
Per unit distribution to limited
 partners                                $    33.70     19.96        69%
Number of limited partner units              10,147    10,147

Revenues

The Partnership's income from net profits interests decreased to $347,149 from $375,070 for the six months ended June 30, 2001 and 2000, respectively, a decrease of 7%. The principal factors affecting the comparison of the six months ended June 30, 2001 and 2000 are as follows:

1. The average price for a barrel of oil received by the Partnership decreased during the six months ended June 30, 2001 as compared to the six months ended June 30, 2000 by 2%, or $.57 per barrel, resulting in a decrease of approximately $11,300 in income from net profits interests. Oil sales represented 82% of total oil and gas sales during the six months ended June 30, 2001 as compared to 86% during the six months ended June 30, 2000.

    The average price for an mcf of gas received by the Partnership increased during the same period by 42%, or $1.63 per mcf, resulting in an increase of approximately $35,200 in income from net profits interests.

    The net total increase in income from net profits interests due to the change in prices received from oil and gas production is approximately $23,900. The market price for oil and gas has been extremely volatile over the past decade, and management expects a certain amount of volatility to continue in the foreseeable future.

2. Oil production decreased approximately 400 barrels or 2% during the six months ended June 30, 2001 as compared to the six months ended June 30, 2000, resulting in a decrease of approximately $10,800 in income from net profits interests.

    Gas production decreased approximately 1,400 mcf or 6% during the same period, resulting in a decrease of approximately $5,400 in income from net profits interests.

    The total decrease in income from net profits interests due to the change in production is approximately $16,200.

3. Lease operating costs and production taxes were 14% higher, or approximately $35,700 more during the six months ended June 30, 2001 as compared to the six months ended June 30, 2000.

Costs and Expenses

Total costs and expenses increased to $60,943 from $57,043 for the six months ended June 30, 2001 and 2000, respectively, an increase of 7%. The increase is the result of higher depletion expense, partially offset by a decrease in general and administrative expense.

1. General and administrative costs consists of independent accounting and engineering fees, computer services, postage, and Managing General Partner personnel costs. General and administrative costs decreased 7% or approximately $3,100 during the six months ended June 30, 2001 as compared to the six months ended June 30, 2000.

2. Depletion expense increased to $22,000 for the six months ended June 30, 2001 from $15,000 for the same period in 2000. This represents an increase of 47%. Depletion is calculated using the units of revenue method of amortization based on a percentage of current period gross revenues to total future gross oil and gas revenues, as estimated by the Partnership's independent petroleum consultants. Contributing factors to the increase in depletion expense between the comparative periods were the decrease in the price of oil and gas used to determine the Partnership's reserves for July 1, 2001 as compared to 2000, and the increase in oil and gas revenues received by the Partnership during 2001 as compared to 2000.

Liquidity and Capital Resources

The primary source of cash is from operations, the receipt of income from interests in oil and gas properties. The Partnership knows of no material change, nor does it anticipate any such change.

Cash flows provided by operating activities were approximately $355,100 in the six months ended June 30, 2001 as compared to approximately $290,300 in the six months ended June 30, 2000. The primary source of the 2001 cash flow from operating activities was profitable operations.

Cash flows used in financing activities were approximately $380,100 in the six months ended June 30, 2001 as compared to approximately $225,200 in the six months ended June 30, 2000. The only use in financing activities was the distributions to partners.

Total distributions during the six months ended June 30, 2001 were $380,000 of which $342,000 was distributed to the limited partners and $38,000 to the general partners. The per unit distribution to limited partners during the six months ended June 30, 2001 was $33.70. Total distributions during the six months ended June 30, 2000 were $225,000 of which $202,500 was distributed to the limited partners and $22,500 to the general partners. The per unit distribution to limited partners during the six months ended June 30, 2000 was $19.96.

The sources for the 2001 distributions of $380,000 were oil and gas operations of approximately $355,100, with the balance from available cash on hand at the beginning of the period. The source for the 2000 distributions of $225,000 was oil and gas operations of approximately $290,300.

Since inception of the Partnership, cumulative monthly cash distributions of $6,791,823 have been made to the partners. As of June 30, 2001, $6,133,125 or $604.43 per limited partner unit has been distributed to the limited partners, representing a 121% return of the capital contributed.

As of June 30, 2001, the Partnership had approximately $209,800 in working capital. The Managing General Partner knows of no unusual contractual commitments and believes the revenues generated from operations are adequate to meet the needs of the Partnership.

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

           None

Item 5.    Other Information

           None

Item 6.    Exhibits and Reports on Form 8-K

                (a)            Reports on Form 8-K:

                 No reports on Form 8-
                K were filed during the quarter ended June 30, 2001.

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

Date: August 15, 2001