Form 10-Q
period 2001-09-30
SOUTHWEST ROYALTIES INSTITUTIONAL INCOME FUND VIII B L P
filed 2001-11-13
CIK 825886

Page 14 of 14
                                 FORM 10-Q


                    SECURITIES AND EXCHANGE COMMISSION
                         WASHINGTON, D. C.  20549

(Mark One)

(X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2001

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

                      PART I. - FINANCIAL INFORMATION

Item 1.  Financial Statements

The unaudited condensed financial statements included herein have been prepared by the Registrant (herein also referred to as the "Partnership") in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments necessary for a fair presentation have been included and are of a normal recurring nature. The financial statements should be read in conjunction with the audited financial statements and the note thereto for the year ended December 31, 2000 which are found in the Registrant's Form 10-K Report for 2000 filed with the Securities and Exchange Commission. The December 31, 2000 balance sheet included herein has been taken from the Registrant's 2000 Form 10-K Report. Operating results for the three and nine month periods ended September 30, 2001 are not necessarily indicative of the results that may be expected for the full year.

        Southwest Royalties Institutional Income Fund VIII-B, L.P.

                              Balance Sheets

                                              September 30,   December 31,
                                                   2001           2000
                                              -------------   ------------
                                               (unaudited)
Assets
------
Current assets:
 Cash and cash equivalents                    $     70,968        101,708
 Receivable from Managing General
  Partner                                          113,493        177,112
                                                 ---------      ---------
   Total current assets                            184,461        278,820
                                                 ---------      ---------
Oil and gas properties - using the
 full-cost method of accounting                  4,133,496      4,133,496
  Less accumulated depreciation,
   depletion and amortization                    3,714,058      3,673,058
                                                 ---------      ---------
   Net oil and gas properties                      419,438        460,438
                                                 ---------      ---------
                                              $    603,899        739,258
                                                 =========      =========
Liabilities and Partners' Equity
--------------------------------
Current liability - Distributions payable     $        709            199
                                                 ---------      ---------
Partners' equity:
 General partners                                   12,701         22,188
 Limited partners                                  590,489        716,871
                                                 ---------      ---------
   Total partners' equity                          603,190        739,059
                                                 ---------      ---------
                                              $    603,899        739,258
                                                 =========      =========

        Southwest Royalties Institutional Income Fund VIII-B, L.P.

                         Statements of Operations
                                (unaudited)


                                Three Months Ended    Nine Months Ended
                                  September 30,         September 30,
                                  2001      2000        2001      2000
                                  ----      ----        ----      ----
Revenues
--------
Income from net profits
 interests                   $   142,584   206,932     489,733   582,002
Interest                             972     1,846       3,926     4,400
Miscellaneous income                   -         -           -        59
                                 -------   -------     -------   -------
                                 143,556   208,778     493,659   586,461
                                 -------   -------     -------   -------
Expenses
--------
General and administrative        19,587    19,349      58,529    61,393
Depreciation, depletion and
 amortization                     19,000    11,000      41,000    26,000
                                 -------   -------     -------   -------
                                  38,587    30,349      99,529    87,393
                                 -------   -------     -------   -------
Net income                   $   104,969   178,429     394,130   499,068
                                 =======   =======     =======   =======



Net income allocated to:

 Managing General Partner    $    11,157    17,049      39,162    47,256
                                 =======   =======     =======   =======
 General Partner             $     1,240     1,894       4,351     5,251
                                 =======   =======     =======   =======
 Limited Partners            $    92,572   159,486     350,617   446,561
                                 =======   =======     =======   =======
  Per limited partner unit   $      9.12     15.72        34.55    44.01
                                 =======   =======     =======   =======

        Southwest Royalties Institutional Income Fund VIII-B, L.P.

                         Statements of Cash Flows
                                (unaudited)


                                                      Nine Months Ended
                                                        September 30,
                                                       2001       2000
                                                       ----      ----
Cash flows from operating activities

 Cash received from income from net
  profits interests                                $  542,713    503,965
 Cash paid to suppliers                              (47,889)   (45,303)
 Interest received                                      3,926      4,400
                                                      -------    -------
  Net cash provided by operating activities           498,750    463,062
                                                      -------    -------
Cash flows used in financing activities

 Distributions to partners                          (529,490)  (425,479)
                                                      -------    -------
Net (decrease) increase in cash and cash equivalents            (30,740)
37,583

 Beginning of period                                  101,708     65,039
                                                      -------    -------
 End of period                                     $   70,968    102,622
                                                      =======    =======
Reconciliation of net income to net
 cash provided by operating activities

Net income                                         $  394,130    499,068

Adjustments to reconcile net income to
 net cash provided by operating activities

 Depreciation, depletion and amortization              41,000     26,000
 Decrease (increase) in receivables                    52,981   (78,096)
 Increase in payables                                  10,639     16,090
                                                    ---------  ---------
Net cash provided by operating activities          $  498,750    463,062
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

2.   Summary of Significant Accounting Policies
     The interim financial information as of September 30, 2001, and for the three and nine months ended September 30, 2001, is unaudited. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted in this Form 10-Q pursuant to the rules and regulations of the Securities and Exchange Commission. However, in the opinion of management, these interim financial statements include all the necessary adjustments to fairly present the results of the interim periods and all such adjustments are of a normal recurring nature. The interim consolidated financial statements should be read in conjunction with the audited financial statements for the year ended December 31, 2000.

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

Should the net capitalized costs exceed the estimated present value of oil and gas reserves, discounted at 10%, such excess costs would be charged to current expense. As of September 30, 2001, the net capitalized costs did not exceed the estimated present value of oil and gas reserves.

Results of Operations

A.  General Comparison of the Quarters Ended September 30, 2001 and 2000

The following table provides certain information regarding performance factors for the quarters ended September 30, 2001 and 2000:

                                                 Three Months
                                                    Ended        Percentage
                                                September 30,     Increase
                                                2001      2000   (Decrease)
                                                ----      ----   ---------
Average price per barrel of oil            $   24.41     29.73    (18%)
Average price per mcf of gas               $    2.93      5.48    (47%)
Oil production in barrels                     10,500    10,700     (2%)
Gas production in mcf                         12,300    10,300      19%
Income from net profits interests          $ 142,584   206,932    (31%)
Partnership distributions                  $ 150,000   200,000    (25%)
Limited partner distributions              $ 135,000   180,000    (25%)
Per unit distribution to limited partners  $   13.30     17.74    (25%)
Number of limited partner units               10,147    10,147

Revenues

The Partnership's income from net profits interests decreased to $142,584 from $206,932 for the quarters ended September 30, 2001 and 2000, respectively, a decrease of 31%. The principal factors affecting the comparison of the quarters ended September 30, 2001 and 2000 are as follows:

1. The average price for a barrel of oil received by the Partnership decreased during the quarter ended September 30, 2001 as compared to the quarter ended September 30, 2000 by 18%, or $5.32 per barrel, resulting in a decrease of approximately $55,900 in income from net profits interests. Oil sales represented 88% of total oil and gas sales during the quarter ended September 30, 2001 as compared to 85% during the quarter ended September 30, 2000.

     The average price for an mcf of gas received by the Partnership decreased during the same period by 47%, or $2.55 per mcf, resulting in a decrease of approximately $31,400 in income from net profits interests.

     The total decrease in income from net profits interests due to the change in prices received from oil and gas production is approximately $87,300. The market price for oil and gas has been extremely volatile over the past decade, and management expects a certain amount of volatility to continue in the foreseeable future.

2. Oil production decreased approximately 200 barrels or 2% during the quarter ended September 30, 2001 as compared to the quarter ended September 30, 2000, resulting in a decrease of approximately $5,900 in income from net profits interests.

    Gas production increased approximately 2,000 mcf or 19% during the same period, resulting in an increase of approximately $11,000 in income from net profits interests.

    The net total increase in income from net profits interests due to the change in production is approximately $5,100. The increase in gas production is due primarily to one well, which a gas leak occurred in the main line during 2000 and production as of September 30, 2001 is back on-line.

3. Lease   operating  costs  and  production  taxes  were  9%   lower,   or
   approximately $14,500 less during the quarter ended September 30, 2001 as compared to the quarter ended September 30, 2000.

Costs and Expenses

Total costs and expenses increased to $38,587 from $30,349 for the quarters ended September 30, 2001 and 2000, respectively, an increase of 27%. The increase is the result of higher depletion expense and general and administrative expense.

1. General and administrative costs consists of independent accounting and engineering fees, computer services, postage, and Managing General Partner personnel costs. General and administrative costs increased 1% or approximately $200 during the quarter ended September 30, 2001 as compared to the quarter ended September 30, 2000.

2. Depletion expense increased to $19,000 for the quarter ended September 30, 2001 from $11,000 for the same period in 2000. This represents an increase of 73%. Depletion is calculated using the units of revenue method of amortization based on a percentage of current period gross revenues to total future gross oil and gas revenues, as estimated by the Partnership's independent petroleum consultants. Contributing factors to the increase in depletion expense between the comparative periods were the decrease in the price of oil and gas used to determine the Partnership's reserves for October 1, 2001 as compared to 2000, and the decrease in oil and gas revenues received by the Partnership during 2001 as compared to 2000.

B.   General Comparison of the Nine Month Periods Ended September 30,  2001
and 2000

The following table provides certain information regarding performance factors for the nine month periods ended September 30, 2001 and 2000:

                                                 Nine Months
                                                    Ended        Percentage
                                                September 30,     Increase
                                                2001      2000   (Decrease)
                                                ----      ----   ---------
Average price per barrel of oil            $   25.59     28.18     (9%)
Average price per mcf of gas               $    4.56      4.14      10%
Oil production in barrels                     30,000    30,500     (2%)
Gas production in mcf                         34,400    32,900       5%
Income from net profits interests          $ 489,733   582,002    (16%)
Partnership distributions                  $ 530,000   425,000      25%
Limited partner distributions              $ 477,000   382,500      25%
Per unit distribution to limited partners  $   47.01     37.70      25%
Number of limited partner units               10,147    10,147

Revenues

The Partnership's income from net profits interests decreased to $489,733 from $582,002 for the nine months ended September 30, 2001 and 2000, respectively, a decrease of 16%. The principal factors affecting the comparison of the nine months ended September 30, 2001 and 2000 are as follows:

1. The average price for a barrel of oil received by the Partnership decreased during the nine months ended September 30, 2001 as compared to the nine months ended September 30, 2000 by 9%, or $2.59 per barrel, resulting in a decrease of approximately $77,700 in income from net profits interests. Oil sales represented 83% of total oil and gas sales during the nine months ended September 30, 2001 as compared to 86% during the nine months ended September 30, 2000.

    The average price for an mcf of gas received by the Partnership increased during the same period by 10%, or $.42 per mcf, resulting in an increase of approximately $14,400 in income from net profits interests.

    The net total decrease in income from net profits interests due to the change in prices received from oil and gas production is approximately $63,300. The market price for oil and gas has been extremely volatile over the past decade, and management expects a certain amount of volatility to continue in the foreseeable future.

2. Oil production decreased approximately 500 barrels or 2% during the nine months ended September 30, 2001 as compared to the nine months ended September 30, 2000, resulting in a decrease of approximately $14,100 in income from net profits interests.

    Gas production increased approximately 1,500 mcf or 5% during the same period, resulting in an increase of approximately $6,200 in income from net profits interests.

    The net total decrease in income from net profits interests due to the change in production is approximately $7,900.

3.  Lease  operating  costs  and  production  taxes  were  5%  higher,   or
    approximately $21,200 more during the nine months ended September 30, 2001 as compared to the nine months ended September 30, 2000.

Costs and Expenses

Total costs and expenses increased to $99,529 from $87,393 for the nine months ended September 30, 2001 and 2000, respectively, an increase of 14%. The increase is the result of higher depletion expense, partially offset by a decrease in general and administrative expense.

1. General and administrative costs consists of independent accounting and engineering fees, computer services, postage, and Managing General Partner personnel costs. General and administrative costs decreased 5% or approximately $2,900 during the nine months ended September 30, 2001 as compared to the nine months ended September 30, 2000.

2. Depletion expense increased to $41,000 for the nine months ended September 30, 2001 from $26,000 for the same period in 2000. This represents an increase of 58%. Depletion is calculated using the units of revenue method of amortization based on a percentage of current period gross revenues to total future gross oil and gas revenues, as estimated by the Partnership's independent petroleum consultants. Contributing factors to the increase in depletion expense between the comparative periods were the decrease in the price of oil and gas used to determine the Partnership's reserves for October 1, 2001 as compared to 2000, and the decrease in oil and gas revenues received by the Partnership during 2001 as compared to 2000.

Liquidity and Capital Resources

The primary source of cash is from operations, the receipt of income from interests in oil and gas properties. The Partnership knows of no material change, nor does it anticipate any such change.

Cash flows provided by operating activities were approximately $498,700 in the nine months ended September 30, 2001 as compared to approximately $463,100 in the nine months ended September 30, 2000. The primary source of the 2001 cash flow from operating activities was profitable operations.

Cash flows used in financing activities were approximately $529,500 in the nine months ended September 30, 2001 as compared to approximately $425,500 in the nine months ended September 30, 2000. The only use in financing activities was the distributions to partners.

Total distributions during the nine months ended September 30, 2001 were $530,000 of which $477,000 was distributed to the limited partners and $53,000 to the general partners. The per unit distribution to limited partners during the nine months ended September 30, 2001 was $47.01. Total distributions during the nine months ended September 30, 2000 were $425,000 of which $382,500 was distributed to the limited partners and $42,500 to the general partners. The per unit distribution to limited partners during the nine months ended September 30, 2000 was $37.70.

The source for the 2001 distributions of $530,000 was oil and gas operations of approximately $498,700, with the balance from available cash on hand at the beginning of the quarter. The sources for the 2000 distributions of $425,000 were oil and gas operations of approximately $463,100, resulting in excess cash for contingencies or subsequent distributions.

Since inception of the Partnership, cumulative monthly cash distributions of $6,941,823 have been made to the partners. As of September 30, 2001, $6,268,125 or $617.73 per limited partner unit has been distributed to the limited partners, representing a 124% return of the capital contributed.

As of September 30, 2001, the Partnership had approximately $183,800 in working capital. The Managing General Partner knows of no unusual contractual commitments and believes the revenues generated from operations are adequate to meet the needs of the Partnership.

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

         None

Item 5.  Other Information

         None

Item 6.  Exhibits and Reports on Form 8-K

             (a) No reports on Form 8-K were filed during the quarter for which this report is filed.

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

Date:     November 14, 2001