Form 10-Q
period 2002-09-30
SOUTHWEST ROYALTIES INSTITUTIONAL INCOME FUND VIII B L P
filed 2002-11-14
CIK 825886

Page 20 of 20
                                 FORM 10-Q


                    SECURITIES AND EXCHANGE COMMISSION
                         WASHINGTON, D. C.  20549

(Mark One)

(X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2002

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

                            Yes __X__ No _____

         The total number of pages contained in this report is 20.

                      PART I. - FINANCIAL INFORMATION

Item 1.  Financial Statements

The unaudited condensed financial statements included herein have been prepared by the Registrant (herein also referred to as the "Partnership") in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments necessary for a fair presentation have been included and are of a normal recurring nature. The financial statements should be read in conjunction with the audited financial statements and the note thereto for the year ended December 31, 2001 which are found in the Registrant's Form 10-K Report for 2001 filed with the Securities and Exchange Commission. The December 31, 2001 balance sheet included herein has been taken from the Registrant's 2001 Form 10-K Report. Operating results for the three and nine month periods ended September 30, 2002 are not necessarily indicative of the results that may be expected for the full year.

        Southwest Royalties Institutional Income Fund VIII-B, L.P.

                              Balance Sheets

                                          September        December
                                             30,             31,
                                             2002            2001
                                         -----------      ---------
                                         (unaudited)
Assets
------
Current assets:
 Cash and cash equivalents            $    62,657          63,123
  Receivable  from  Managing  General     116,757          60,341
Partner
                                         ---------       ---------
   Total current assets                   179,414         123,464
                                         ---------       ---------
Oil  and  gas properties - using  the
full-
 cost method of accounting               4,133,496       4,133,496
  Less accumulated depreciation,
   depletion and amortization            3,748,058       3,726,058
                                         ---------       ---------
   Net oil and gas properties             385,438         407,438
                                         ---------       ---------
                                      $  564,852          530,902
                                         =========       =========

Liabilities and Partners' Equity
--------------------------------

Current   liability  -   distribution $  766                  523
payable
                                         ---------       ---------
Partners' equity:
 General partners                        12,191             6,620
 Limited partners                        551,895          523,759
                                         ---------       ---------
   Total partners' equity                564,086          530,379
                                         ---------       ---------
                                      $  564,852          530,902
                                         =========       =========

        Southwest Royalties Institutional Income Fund VIII-B, L.P.

                         Statements of Operations
                                (unaudited)


                                 Three Months       Nine Months
                                     Ended             Ended
                                 September 30,     September 30,
                                 2002     2001      2002    2001
                                 ----     ----      ----    ----
Revenues
--------
Income from net profits      $ 127,375  142,584   266,652  489,733
interests
Interest                       210      972       609       3,926
Miscellaneous settlement       1        -         2,254         -
                               -------  -------   -------  -------
                               127,586  143,556   269,515  493,659
                               -------  -------   -------  -------

Expenses
--------
General and administrative     20,300    19,587    58,808  58,529
Depreciation, depletion and
 amortization                  7,000     19,000    22,000  41,000
                               -------  -------   -------  -------
                               27,300    38,587   80,808   99,529
                               -------  -------   -------  -------
Net income                   $ 100,286  104,969   108,707  394,130
                               =======  =======   =======  =======

Net income allocated to:

Managing General Partner     $ 10,729    11,157    21,071  39,162
                               =======  =======   =======  =======
General Partner              $ -          1,240         -   4,351
                               =======  =======   =======  =======
Limited Partners             $ 89,557    92,572   167,636  350,617
                               =======  =======   =======  =======
 Per limited partner unit    $    8.83     9.12     16.52   34.55
                               =======  =======   =======  =======

        Southwest Royalties Institutional Income Fund VIII-B, L.P.

                         Statements of Cash Flows
                                (unaudited)


                                                      Nine Months Ended
                                                        September 30,
                                                       2002      2001
                                                       ----      ----
Cash flows from operating activities

 Cash received from income from net
  profits interests                                $ 199,246  542,713
 Cash paid to suppliers                              (47,818  (47,889)
                                                     )
 Interest received                                   609      3,926
 Miscellaneous settlement                            2,254    -
                                                     -------  -------
   Net cash provided by operating activities         154,291  498,750
                                                     -------  -------
Cash flows used in financing activities

 Distributions to partners                           (154,75  (529,490)
                                                     7)
                                                     -------  -------

   Net decrease in cash and cash equivalents         (466)    (30,740)

 Beginning of period                                 63,123   101,708
                                                     -------  -------
 End of period                                     $ 62,657   70,968
                                                     =======  =======
Reconciliation of net income to net cash provided by operating activities

Net income                                         $ 188,707  394,130

 Adjustments to reconcile net income to net cash provided by operating activities

  Depreciation, depletion and amortization           22,000   41,000
  (Increase) decrease receivables                    (67,406  52,981
                                                     )
  Increase in payables                               10,991   10,639
                                                     -------  -------
Net cash provided by operating activities          $ 154,292  498,750
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

2.   Summary of Significant Accounting Policies
     The interim financial information as of September 30, 2002, and for the three and nine months ended September 30, 2002, is unaudited. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted in this Form 10-Q pursuant to the rules and regulations of the Securities and Exchange Commission. However, in the opinion of management, these interim financial statements include all the necessary adjustments to fairly present the results of the interim periods and all such adjustments are of a normal recurring nature. The interim consolidated financial statements should be read in conjunction with the audited financial statements for the year ended December 31, 2001.

3.   Subsequent Event
     On October 17, 2002, Southwest Royalties, Inc. the Managing General Partner filed an S-4 "Registration of Securities, Business Combinations" with the Securities and Exchange Commission. The S-4 relates to a proposed plan of merger of twenty-one limited partnerships.

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

Should the net capitalized costs exceed the estimated present value of oil and gas reserves, discounted at 10%, such excess costs would be charged to current expense. As of September 30, 2002, the net capitalized costs did not exceed the estimated present value of oil and gas reserves.

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

Results of Operations

A.  General Comparison of the Quarters Ended September 30, 2002 and 2001

The following table provides certain information regarding performance factors for the quarters ended September 30, 2002 and 2001:

                                                 Three Months
                                                    Ended        Percentage
                                                September 30,     Increase
                                                2002      2001   (Decrease)
                                                ----      ----   ---------
Average price per barrel of oil            $   27.01     24.41      11%
Average price per mcf of gas               $    2.98      2.93       2%
Oil production in barrels                      9,400    10,500    (10%)
Gas production in mcf                          9,600    12,300    (22%)
Income from net profits interests          $ 127,375   142,584    (11%)
Partnership distributions                  $  50,000   150,000    (67%)
Limited partner distributions              $  45,000   135,000    (67%)
Per unit distribution to limited partners  $    4.43     13.30    (67%)
Number of limited partner units               10,147    10,147

Revenues

The Partnership's income from net profits interests decreased to $127,375 from $142,584 for the quarters ended September 30, 2002 and 2001, respectively, a decrease of 11%. The principal factors affecting the comparison of the quarters ended September 30, 2002 and 2001 are as follows:

1. The average price for a barrel of oil received by the Partnership increased during the quarter ended September 30, 2002 as compared to the quarter ended September 30, 2001 by 11%, or $2.60 per barrel, resulting in an increase of approximately $24,400 in income from net profits interests. Oil sales represented 90% of total oil and gas sales during the quarter ended September 30, 2002 as compared to 88% during the quarter ended September 30, 2001.

     The average price for an mcf of gas received by the Partnership increased during the same period by 2%, or $.05 per mcf, resulting in an increase of approximately $500 in income from net profits interests.

     The total increase in income from net profits interests due to the change in prices received from oil and gas production is approximately $24,900. The market price for oil and gas has been extremely volatile over the past decade, and management expects a certain amount of volatility to continue in the foreseeable future.

2. Oil production decreased approximately 1,100 barrels or 10% during the quarter ended September 30, 2002 as compared to the quarter ended September 30, 2001, resulting in a decrease of approximately $26,900 in income from net profits interests.

    Gas production decreased approximately 2,700 mcf or 22% during the same period, resulting in a decrease of approximately $7,900 in income from net profits interests.

    The total decrease in income from net profits interests due to the change in production is approximately $34,800. The decrease in gas production is due primarily to several small wells experiencing a sharp natural decline.

3. Lease  operating  costs  and  production  taxes  were  12%  higher,   or
   approximately $17,000 more during the quarter ended September 30, 2002 as compared to the quarter ended September 30, 2001.

Costs and Expenses

Total costs and expenses decreased to $27,300 from $38,587 for the quarters ended September 30, 2002 and 2001, respectively, a decrease of 29%. The decrease is the result of lower depletion expense, partially offset by an increase in general and administrative expense.

1. General and administrative costs consists of independent accounting and engineering fees, computer services, postage, and Managing General Partner personnel costs. General and administrative costs increased 4% or approximately $700 during the quarter ended September 30, 2002 as compared to the quarter ended September 30, 2001.

2. Depletion expense decreased to $7,000 for the quarter ended September 30, 2002 from $19,000 for the same period in 2001. This represents a decrease of 63%. Depletion is calculated using the units of revenue method of amortization based on a percentage of current period gross revenues to total future gross oil and gas revenues, as estimated by the Partnership's independent petroleum consultants. Contributing factors to the decrease in depletion expense between the comparative periods were the increase in the price of oil and gas used to determine the Partnership's reserves for October 1, 2002 as compared to 2001, and the increase in oil and gas revenues received by the Partnership during 2002 as compared to 2001.

B.   General Comparison of the Nine Month Periods Ended September 30,  2002
and 2001

The following table provides certain information regarding performance factors for the nine month periods ended September 30, 2002 and 2001:

                                                 Nine Months
                                                    Ended        Percentage
                                                September 30,     Increase
                                                2002      2001   (Decrease)
                                                ----      ----   ---------
Average price per barrel of oil            $   23.48     25.59     (8%)
Average price per mcf of gas               $    2.89      4.56    (37%)
Oil production in barrels                     27,100    30,000    (10%)
Gas production in mcf                         27,100    34,400    (21%)
Income from net profits interests          $ 266,652   489,733    (46%)
Partnership distributions                  $ 155,000   530,000    (71%)
Limited partner distributions              $ 139,500   477,000    (71%)
Per unit distribution to limited partners  $   13.75     47.01    (71%)
Number of limited partner units               10,147    10,147

Revenues

The Partnership's income from net profits interests decreased to $266,652 from $489,733 for the nine months ended September 30, 2002 and 2001, respectively, a decrease of 46%. The principal factors affecting the comparison of the nine months ended September 30, 2002 and 2001 are as follows:

1. The average price for a barrel of oil received by the Partnership decreased during the nine months ended September 30, 2002 as compared to the nine months ended September 30, 2001 by 8%, or $2.11 per barrel, resulting in a decrease of approximately $57,200 in income from net profits interests. Oil sales represented 89% of total oil and gas sales during the nine months ended September 30, 2002 as compared to 83% during the nine months ended September 30, 2001.

    The average price for an mcf of gas received by the Partnership decreased during the same period by 37%, or $1.67 per mcf, resulting in a decrease of approximately $45,300 in income from net profits interests.

    The total decrease in income from net profits interests due to the change in prices received from oil and gas production is approximately $102,500. The market price for oil and gas has been extremely volatile over the past decade, and management expects a certain amount of volatility to continue in the foreseeable future.

2. Oil production decreased approximately 2,900 barrels or 10% during the nine months ended September 30, 2002 as compared to the nine months ended September 30, 2001, resulting in a decrease of approximately $74,200 in income from net profits interests.

    Gas production decreased approximately 7,300 mcf or 21% during the same period, resulting in a decrease of approximately $33,300 in income from net profits interests.

    The total decrease in income from net profits interests due to the change in production is approximately $107,500. The decrease in gas production is primarily due to downtime on one lease during the nine months ended September 30, 2002.

3.  Lease  operating  costs  and  production  taxes  were  3%  higher,   or
    approximately $13,400 more during the nine months ended September 30, 2002 as compared to the nine months ended September 30, 2001.

Costs and Expenses

Total costs and expenses decreased to $80,808 from $99,529 for the nine months ended September 30, 2002 and 2001, respectively, a decrease of 19%. The decrease is the result of lower depletion expense, partially offset by an increase in general and administrative expense.

1. General and administrative costs consists of independent accounting and engineering fees, computer services, postage, and Managing General Partner personnel costs. General and administrative costs increased less than 1% or approximately $300 during the nine months ended September 30, 2002 as compared to the nine months ended September 30, 2001.

2. Depletion expense decreased to $22,000 for the nine months ended September 30, 2002 from $41,000 for the same period in 2001. This represents a decrease of 46%. Depletion is calculated using the units of revenue method of amortization based on a percentage of current period gross revenues to total future gross oil and gas revenues, as estimated by the Partnership's independent petroleum consultants. Contributing factors to the decrease in depletion expense between the comparative periods were the increase in the price of oil and gas used to determine the Partnership's reserves for October 1, 2002 as compared to 2001, and the decrease in oil and gas revenues received by the Partnership during 2002 as compared to 2001.

Liquidity and Capital Resources

The primary source of cash is from operations, the receipt of income from interests in oil and gas properties. The Partnership knows of no material change, nor does it anticipate any such change.

Cash flows provided by operating activities were approximately $154,300 in the nine months ended September 30, 2002 as compared to approximately $498,700 in the nine months ended September 30, 2001. The primary source of the 2002 cash flow from operating activities was profitable operations.

Cash flows used in financing activities were approximately $154,800 in the nine months ended September 30, 2002 as compared to approximately $529,500 in the nine months ended September 30, 2001. The only use in financing activities was the distributions to partners.

Total distributions during the nine months ended September 30, 2002 were $155,000 of which $139,500 was distributed to the limited partners and $15,500 to the general partners. The per unit distribution to limited partners during the nine months ended September 30, 2002 was $13.75. Total distributions during the nine months ended September 30, 2001 were $530,000 of which $477,000 was distributed to the limited partners and $53,000 to the general partners. The per unit distribution to limited partners during the nine months ended September 30, 2001 was $47.01.

The sources for the 2002 distributions of $155,000 were oil and gas operations of approximately $154,300, with the balance from available cash on hand at the beginning of the quarter. The source for the 2001 distributions of $530,000 was oil and gas operations of approximately $498,700, with the balance from available cash on hand at the beginning of the quarter.

Since inception of the Partnership, cumulative monthly cash distributions of $7,187,087 have been made to the partners. As of September 30, 2002, $6,488,863 or $639.49 per limited partner unit has been distributed to the limited partners, representing a 128% return of the capital contributed.

As of September 30, 2002, the Partnership had approximately $178,600 in working capital. The Managing General Partner knows of no unusual contractual commitments and believes the revenues generated from operations are adequate to meet the needs of the Partnership.

On October 17, 2002, Southwest Royalties, Inc. the Managing General Partner filed an S-4 "Registration of Securities, Business Combinations" with the Securities and Exchange Commission. The S-4 relates to a proposed plan of merger of twenty-one limited partnerships.

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

Item 4.   Controls and Procedures

     (a) Evaluation of Disclosure Controls and Procedures. The chief executive officer and chief financial officer of the Partnership's managing general partner have evaluated the effectiveness of the design and operation of the Partnership's disclosure controls and procedures (as defined in Exchange Act Rule 13a-14(c)) as of a date within 90 days of the filing date of this quarterly report. Based on that evaluation, the chief executive officer and chief financial officer have concluded that the Partnership's disclosure controls and procedures are effective to ensure that material information relating to the Partnership and the Partnership's consolidated subsidiaries is made known to such officers by others within these entities, particularly during the period this quarterly report was prepared, in order to allow timely decisions regarding required disclosure.

     (b) Changes in Internal Controls. There have not been any significant changes in the Partnership's internal controls or in other factors that could significantly affect these controls subsequent to the date of their evaluation.

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

                                   Southwest Royalties Institutional
                                   Income Fund VIII-B, L.P.
                                   a Delaware limited partnership

                                   By:  Southwest Royalties, Inc.
                                        Managing General Partner


                                   By:  /s/ Bill E. Coggin
                                        ------------------------------
                                        Bill E. Coggin, Executive Vice
President
                                        and Chief Financial Officer

Date:     November 14, 2002

                         CERTIFICATIONS


          I, H.H. Wommack, III, certify that:

          1. I have reviewed this quarterly report on Form 10-Q of Southwest Royalties Institutional Income Fund VIII-B, L.P.;

          2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

          3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

          4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-
14) for the registrant and we have:

               a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

               b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

               c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

          5.   The registrant's other certifying officers and I have
disclosed,   based  on  our  most  recent  evaluation,   to   the
registrant's  auditors  and the audit committee  of  registrant's
board   of   directors  (or  persons  performing  the  equivalent
functions):

               a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

               b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

          6. The registrant's other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.


Date:  November 14, 2002




/s/ H.H. Wommack, III
H. H. Wommack, III
Chairman, President and Chief Executive Officer
  of Southwest Royalties, Inc., the
  Managing General Partner of
  Southwest Royalties Institutional
  Income Fund VIII-B, L.P.

                         CERTIFICATIONS


          I, Bill E. Coggin, certify that:

          1. I have reviewed this quarterly report on Form 10-Q of Southwest Royalties Institutional Income Fund VIII-B, L.P.;

          2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

          3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

          4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-
14) for the registrant and we have:

               a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

               b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

               c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

          5.   The registrant's other certifying officers and I have
disclosed,   based  on  our  most  recent  evaluation,   to   the
registrant's  auditors  and the audit committee  of  registrant's
board   of   directors  (or  persons  performing  the  equivalent
functions):

               a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

               b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

          6. The registrant's other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.


Date:  November 14, 2002




/s/ Bill E. Coggin
Bill E. Coggin
Executive Vice President
  and Chief Financial Officer of
  Southwest Royalties, Inc., the
  Managing General Partner of
  Southwest Royalties Institutional
  Income Fund VIII-B, L.P.