Form 10-Q
period 2003-06-30
SOUTHWEST ROYALTIES INSTITUTIONAL INCOME FUND VIII B L P
filed 2003-11-13
CIK 825886

25 of 26
                                FORM 10-Q


                    SECURITIES AND EXCHANGE COMMISSION
                         WASHINGTON, D.C.  20549

(Mark One)

(X)  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
     OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2003

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

                            Yes      No X

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act).
                                  Yes___ No  X

        The total number of pages contained in this report is 26.

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

                     PART I. - FINANCIAL INFORMATION


Item 1. Financial Statements

The unaudited condensed financial statements included herein have been prepared by the Registrant (herein also referred to as the "Partnership") in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for annual financial statements. In the opinion of management, all adjustments necessary for a fair presentation have been included and are of a normal recurring nature. The financial statements should be read in conjunction with the audited financial statements and the notes thereto for the year ended December 31, 2002, which are found in the Registrant's Amendment No. 1 to its Annual Report on Form 10-K for 2002 filed with the Securities and Exchange Commission on November 10, 2003. The December 31, 2002 balance sheet included herein has been derived from the Registrant's Amendment No. 1 to its Annual Report on Form 10-K for 2002. Operating results for the three and six month periods ended June 30, 2003 are not necessarily indicative of the results for the full year.

Introductory Note - Statement of Financial Accounting Standard No. 143
The  Partnership implemented SFAS No. 143 effective January  1,  2003  (See
Note 3) to the Partnership's financial statements.

Introductory Note - Depletion Method
During the fourth quarter of 2002, the Partnership changed its method of providing for depletion from the units-of-revenue method to the units-of-production method as described in Notes 4 and 5 to the Partnership's financial statements.

This change in depletion method was applied as a cumulative effect of a change in accounting principle effective as of January 1, 2002. The unaudited condensed financial statements of the Partnership for the periods ended June 30, 2002, included herein, have been restated (as described in Notes 4 and 5 to the Partnership's financial statements) using the new depletion method and differ from those previously issued in the Partnership's Quarterly Report on Form 10-Q for the periods ended June 30, 2002.

        Southwest Royalties Institutional Income Fund VIII-B, L.P.
                              Balance Sheets

                                 June 30,  December
                                             31,
                                   2003      2002
                                  ------    ------
                                 (unaudit
                                   ed)
Assets
----------

Current assets:
 Cash and cash equivalents    $  208,031   79,078
  Receivable  from  Managing     112,847   125,223
General Partner
                                 --------  --------
                                 ----      ----
   Total current assets          320,878   204,301
                                 --------  --------
                                 ----      ----
Oil  and  gas  properties  -
using the full-
 cost method of accounting       4,073,00  4,133,49
                                 6         6
       Less      accumulated
depreciation,
         depletion       and     3,714,67  3,761,05
amortization                     7         8
                                 --------  --------
                                 ----      ----
      Net   oil   and    gas     358,329   372,438
properties
                                 --------  --------
                                 ----      ----
                              $  679,207   576,739
                                 =======   =======
Liabilities  and   Partners'
Equity
----------------------------
------------

Current     liability      -  $  -         510
distributions payable
                                 --------  --------
                                 ----      ----
Other long term liabilities      153,977   -
                                 --------  --------
                                 ----      ----
Partners' equity:
 General partner                 11,005    14,705
 Limited partners                514,225   561,524
                                 --------  --------
                                 ----      ----
   Total partners' equity        525,230   576,229
                                 --------  --------
                                 ----      ----
                              $  679,207   576,739
                                 =======   =======

        Southwest Royalties Institutional Income Fund VIII-B, L.P.
                         Statements of Operations
                               (unaudited)

                                   Three Months Ended   Six Months Ended
                                        June 30,            June 30,
                                     2003      2002      2003      2002
                                             (Restate            (Restate
                                                d)                  d)
                                    -----     -----     -----     -----
Revenues
------------
Income    from   net   profits  $  145,080   61,960    394,186   132,897
interests
Interest                           470       154       683       400
Miscellaneous settlement           -         2,253     -         2,253
                                   --------  --------  --------  --------
                                   --        -         --        --
                                   145,550   64,367    394,869   135,550
                                   --------  --------  --------  --------
                                   --        -         --        -
Expenses
-------------
General and administrative         27,302    19,207    46,682    38,509
Depreciation,  depletion   and     5,000     7,000     14,000    15,000
amortization
Accretion  of asset retirement     2,961     -         7,441     -
obligation
                                   --------  --------  --------  --------
                                   --        -         --        -
                                   35,263    26,207    68,123    53,509
                                   --------  --------  --------  --------
                                   --        -         --        -
Net   income  from  continuing     110,287   38,160    326,746   82,041
operations

Results    from   discontinued
operations-
  sale of oil and gas leases -     7,452     3,228     12,140    6,380
See Note 5
                                   --------  --------  --------  --------
                                   -         -         --
Net  income  before cumulative     117,739   41,388    338,886   88,421
effect

Cumulative effect of change in
accounting
  principle - SFAS No.  143  -     -         -         (84,885)
See Note 3
Cumulative effect of change in
accounting principle
  - change in depletion method     -         -         -         (5,000)
- See Note 4
                                   --------  --------  --------  --------
                                   --        -         --        -
Net income                      $  117,739   41,388    254,001   83,421
                                   ======    =====     ======    =====

        Southwest Royalties Institutional Income Fund VIII-B, L.P.
                         Statements of Operations
                               (unaudited)

                                   Three Months Ended   Six Months Ended
                                        June 30,            June 30,
                                     2003      2002      2003      2002
                                             (Restate            (Restate
                                                d)                  d)
                                    -----     -----     -----     -----
Net income allocated to:
 Managing General Partner       $  12,274    4,355     26,800    9,308
                                   ======    =====     ======    =====
 General Partner                $  -         484       -         1,034
                                   ======    =====     ======    =====
 Limited Partners               $  105,465   36,549    227,201   73,079
                                   ======    =====     ======    =====
   Per  limited  partner  unit
before discontinued
   operations  and  cumulative  $     9.73
effect                                       3.31      28.84     7.13
  Discontinued operations  per         .66        .29                 .57
limited partner unit                                   1.07
    Cumulative   effects   per     -         -          (7.52)
limited partner unit                                             (.50)
                                   --------  --------  --------  --------
                                   --        -         --        -
  Per limited partner unit      $    10.39
                                             3.60      22.39     7.20
                                   ======    =====     ======    =====
Pro   forma  amounts  assuming
changes are applied
 retroactively (See Note 3):
  Net income before cumulative  $  -         37,267    -         80,179
effect
                                   ======    =====     ======    =====
   Per  limited  partner  unit  $  -            3.24   -            6.97
(10,147.0)
                                   ======    =====     ======    =====
 Net income                     $  -         37,267    -         75,179
                                   ======    =====     ======    =====
   Per  limited  partner  unit  $  -            3.24   -            6.47
(10,147.0)
                                   ======    =====     ======    =====

        Southwest Royalties Institutional Income Fund VIII-B, L.P.
                         Statements of Cash Flows
                               (unaudited)

                                       Six Months Ended
                                           June 30,
                                        2003      2002
                                                (Restate
                                                   d)
                                       -----     -----
Cash    flows   from    operating
activities:
  Cash received from income  from
net
  profits interests                $  383,391   97,636
 Cash paid to suppliers               (23,511)  (30,797)
  Cash received from discontinued     12,140    6,380
operations
 Interest received                    683       400
 Miscellaneous settlement             -         2,253
                                      --------  --------
                                      --        ---
   Net cash provided by operating     372,703   75,872
activities
                                      --------  --------
                                      --        ---
Cash  flows provided by investing
activities
 Sale of oil and gas properties       61,760    -
                                      --------  --------
                                      --        ---
Cash   flows  used  in  financing
activities:
 Distributions to partners            (305,510  (104,673
                                      )         )
                                      --------  --------
                                      --        ---
Net  increase (decrease) in  cash     128,953   (28,801)
and cash equivalents

Beginning of period                   79,078    63,123
                                      --------  --------
                                      --        ---
End of period                      $  208,031   34,322
                                      ======    ======
Reconciliation of net  income  to
net cash
provided by operating activities:

Net income                         $  254,001   83,421

Adjustments   to  reconcile   net
income to net
cash    provided   by   operating
activities:

Depreciation,    depletion    and     14,000    15,000
amortization
Accretion   of  asset  retirement     7,441     -
obligation
Cumulative  effect of  change  in
accounting
 principle - SFAS No. 143             84,885    -
Cumulative  effect of  change  in
accounting
  principle - change in depletion     -         5,000
method
Increase in receivables               (10,795)  (35,261)
Increase in payables                  23,171    7,712
                                      --------  --------
                                      --        ---
Net  cash  provided by  operating  $  372,703   75,872
activities
                                      ======    ======
Noncash  investing and  financing
activities:
   Increase   in  oil   and   gas
properties - Adoption
  of SFAS No.143                   $  139,086   -
   Decrease   in  oil   and   gas
properties - SFAS No. 143
  sale of property                 $  77,435    -
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

2.   Summary of Significant Accounting Policies
     The interim financial information as of June 30, 2003, and for the three and six months ended June 30, 2003, is unaudited. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted in this Form 10-Q pursuant to the rules and regulations of the Securities and Exchange Commission. However, in the opinion of management, these interim financial statements include all the necessary adjustments to fairly present the results of the interim periods and all such adjustments are of a normal recurring nature. The interim consolidated financial statements should be read in conjunction with the Partnership's Amendment No. 1 its Annual Report on Form 10-K for the year ended December 31, 2002, filed with SEC on November 10, 2003.

3.   Cumulative effect of change in accounting principle - SFAS No. 143
     On January 1, 2003, the Partnership adopted Statement of Financial Accounting Standards No. 143, Accounting for Asset Retirement Obligations ("SFAS No. 143"). Adoption of SFAS No. 143 is required for all companies with fiscal years beginning after June 15, 2002. The new standard requires the Partnership to recognize a liability for the present value of all legal obligations associated with the retirement of tangible long-lived assets and to capitalize an equal amount as a cost of the asset and depreciate the additional cost over the estimated useful life of the asset. On January 1, 2003, the Partnership recorded additional costs, net of accumulated depreciation, of approximately $139,086, a long term liability of approximately $223,971 and a loss of approximately $84,885 for the cumulative effect on depreciation of the additional costs and accretion expense on the liability related to expected abandonment costs of its oil and natural gas producing properties. At June 30, 2003, the asset retirement obligation was $153,977. The decrease in the balance from January 1, 2003 is due to the sale of two oil and gas properties, which decreased the asset retirement obligation by $77,435 offset slightly by accretion expense of $7,441. The pro forma amounts for the three and six months ended June 30, 2002, which are presented on the face of the statements of operations, reflect the effect of retroactive application of SFAS No. 143.

        Southwest Royalties Institutional Income Fund VIII-B, L.P.
                     (a Delaware limited partnership)

                      Notes to Financial Statements

4. Cumulative effect of change in accounting principle - change in depletion method
     In the fourth quarter of 2002, the Partnership changed methods of accounting for depletion of capitalized costs from the units-of-revenue method to the units-of-production method. The newly adopted accounting principle is preferable in the circumstances because the units-of-production method results in a better matching of the costs of oil and gas production against the related revenue received in periods of volatile prices for production as have been experienced in recent periods. Additionally, the units-of-production method is the predominant method used by full cost companies in the oil and gas industry, accordingly, the change improves the comparability of the Partnership's financial statements with its peer group. The
     Partnership adopted the units-of-production method through the recording of a cumulative effect of a change in accounting principle in the amount of $5,000 effective as of January 1, 2002. The Partnership's depletion for the three and six months ended June 30, 2003 and 2002 has been calculated using the units-of-production method. The effect of the change on the three and six months ended June 30, 2002 was to increase income before cumulative effect of a change in accounting principle by $1,000 and $0.00 ($.09 and $.00 per limited partner unit), respectively and increase and decrease net income by $1,000 and $5,000 ($.09 and $.44 per limited partner unit), respectively.

5.   Discontinued Operations - Sale of oil and gas leases
     During the three months ended June 30, 2003, the Partnership sold its interest in certain oil, gas and salt water disposal wells for $61,760 sales proceeds and retired $77,435 of asset retirement obligation associated with the properties. Since the Partnership is under the full cost pool method of accounting, the sales proceeds and asset retirement obligation liability were taken against the oil and gas properties asset account and therefore, no gain or loss was recorded and shown on the statement of operations as part of the discontinued operations. Pursuant to the requirements of SFAS No. 144, the historical operating results from these properties have been reported as discontinued operations in the accompanying statements of operations. The following table summarizes certain historical operating information related to the discontinued operations:

                                  Three Months Ended       Six Months Ended
                                   2003       2002         2003       2002

         Income from net         $7,452     3,228        12,140    6,380
         profits interest

        Southwest Royalties Institutional Income Fund VIII-B, L.P.
                     (a Delaware limited partnership)

                      Notes to Financial Statements

6.   June 30, 2002 Restatement
     During the fourth quarter of 2002, the Partnership changed its method of providing for depletion from the units-of-revenue method to the units-of-production method as described in Note 4.

     This change in the method used to implement the Partnership's change in the manner in which it determines depletion resulted in a decrease in the Partnership's previously reported net oil and gas properties of $6,000 from $378,438 to $372,438 as of December 31, 2002 and did not
     effect the Partnership's 2002 cash flows from operations, investing or financing activities.

     The change had the following effects on the Statement of Operations for the three and six months ended June 30, 2002.

                                    Three Months Ended       Six Months Ended
                                               Previous               Previous
                                                  ly                     ly
                                    Restated   Reported     Restated  Reported
            Depreciation,
            depletion and
            Amortization           $7,000      8,000        15,000    15,000
            Income before          41,388      40,388       88,421    88,421
            cumulative effect
         Cumulative effect of
            change in
            accounting principle   -           -            (5,000)   -
            Net income             41,388      40,388       83,421    88,421
            Net income allocated
            to:
            Managing General       4,355       4,355        9,308     9,308
            Partner
            General partner        484         484          1,034     1,034
            Limited partners       36,549      35,549       73,079    78,079
             Income per limited
            partner
               unit before           3.60
            cumulative effect                  3.50         7.70      7.69
             Cumulative effect
            per limited
               partner unit             -           -                      -
                                                            (.50)
             Net income per
            limited
               partner unit          3.60
                                               3.50         7.20      7.69

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

General
Southwest Royalties Institutional Income Fund VIII-B, L.P. was organized as a Delaware limited partnership on November 30, 1987. The offering of such limited partnership interests began March 31, 1988 minimum capital requirements were met July 11, 1988, and concluded on March 31, 1989 with total limited partner contributions of $5,073,500.

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

Should the net capitalized costs exceed the estimated present value of oil and gas reserves, discounted at 10%, such excess costs would be charged to current expense. As of June 30, 2003, the net capitalized costs did not exceed the estimated present value of oil and gas reserves.

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

The Partnership recognizes income from its net profits interest in oil and gas property on an accrual basis, while the quarterly cash distributions of the net profits interest are based on a calculation of actual cash received from oil and gas sales, net of expenses incurred during that quarterly period. If the net profits interest calculation results in expenses incurred exceeding the oil and gas income received during a quarter, no cash distribution is due to the Partnership's net profits interest until the deficit is recovered from future net profits. The Partnership accrues a quarterly loss on its net profits interest provided there is a cumulative net amount due for accrued revenue as of the balance sheet date. As of June 30, 2003, there were no timing differences, which resulted in a deficit net profit interest.

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

While estimating the quantities of proved reserves require substantial judgment, the associated prices of oil and natural gas reserves that are included in the discounted present value of the reserves do not require judgment. The ceiling calculation dictates that prices and costs in effect as of the last day of the period are generally held constant indefinitely. Because the ceiling calculation dictates that prices in effect as of the last day of the applicable quarter are held constant indefinitely, the resulting value may not be indicative of the true fair value of the reserves. Oil and natural gas prices have historically been cyclical and, on any particular day at the end of a quarter, can be either substantially higher or lower than the Partnership's long-term price forecast that is a barometer for true fair value.

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

Results of Operations

A.  General Comparison of the Quarters Ended June 30, 2003 and 2002

The following table provides certain information regarding performance factors for the quarters ended June 30, 2003 and 2002:

                                    Three Months
                                       Ended         Percenta
                                                        ge
                                      June 30,       Increase
                                   2003      2002    (Decreas
                                                        e)
                                   ----      ----    --------
                                                        --
Average price per barrel  of  $   28.00              14%
oil                                        24.54
Average price per mcf of gas  $    4.70              45%
                                           3.24
Oil production in barrels        9,400     8,000     18%
Gas production in mcf            9,100     9,300     (2%)
Income   from  net   profits  $  152,532   65,188    134%
interests
Partnership distributions     $  200,000   35,000    471%
Limited              partner  $  180,000   31,500    471%
distributions
Per  unit  distribution   to
limited
 partners                     $   17.74              471%
                                           3.10
Number  of  limited  partner     10,147    10,147
units

Revenues

The Partnership's income from net profits interests increased to $152,532 from $65,188 for the quarters ended June 30, 2003 and 2002, respectively, an increase of 134%. The principal factors affecting the comparison of the quarters ended June 30, 2003 and 2002 are as follows:

1. The average price for a barrel of oil received by the Partnership increased during the quarter ended June 30, 2003 as compared to the quarter ended June 30, 2002 by 14%, or $3.46 per barrel, resulting in an increase of approximately $32,500 in income from net profits interests. Oil sales represented 86% of total oil and gas sales during the quarter ended June 30, 2003 as compared to 87% during the quarter ended June 30, 2002.

    The average price for an mcf of gas received by the Partnership increased during the same period by 45%, or $1.46 per mcf, resulting in an increase of approximately $13,300 in income from net profits interests.

    The total increase in income from net profits interests due to the change in prices received from oil and gas production is approximately $45,800. The market price for oil and gas has been extremely volatile over the past decade, and management expects a certain amount of volatility to continue in the foreseeable future.

2. Oil production increased approximately 1,400 barrels or 18% during the quarter ended June 30, 2003 as compared to the quarter ended June 30, 2002, resulting in an increase of approximately $34,400 in income from net profits interests.

    Gas production decreased approximately 200 mcf or 2% during the same period, resulting in a decrease of approximately $600 in income from net profits interests.

    The net total increase in income from net profits interests due to the change in production is approximately $33,800. The increase in oil production is in connection with a change in estimate. The Partnership was receiving production on a well that we had a very small interest while the production belonged to a well in which we had a larger interest.

3.  Lease   operating  costs  and  production  taxes  were  5%  lower,   or
    approximately $7,800 less during the quarter ended June 30, 2003 as compared to the quarter ended June 30, 2002.

Costs and Expenses

Total costs and expenses increased to $35,263 from $26,207 for the quarters ended June 30, 2003 and 2002, respectively, an increase of 35%. The increase is a direct result of the accretion expense associated with our long-term liability related to expected abandonment costs of our oil and natural gas properties and general and administrative expense, partially offset by a decrease in depletion expense.

1. General and administrative costs consists of independent accounting and engineering fees, computer services, postage, and Managing General Partner personnel costs. General and administrative costs increased 42% or approximately $8,100 during the quarter ended June 30, 2003 as compared to the quarter ended June 30, 2002. The increase in general and administrative expense is due to an increase in independent accounting review and audit fees.

2. Depletion expense decreased to $5,000 for the quarter ended June 30, 2003 from $7,000 for the same period in 2002. This represents a decrease of 29%. In the fourth quarter of 2002, the Partnership changed methods of accounting for depletion of capitalized costs from the units-of-revenue method to the units-of-production method. The newly adopted accounting principle is preferable in the circumstances because the units-of-production method results in a better matching of the costs of oil and gas production against the related revenue received in periods of volatile prices for production as have been experienced in recent periods. Additionally, the units-of-production method is the predominant method used by full cost companies in the oil and gas industry, accordingly, the change improves the comparability of the Partnership's financial statements with its peer group. The effect of this change in method was to decrease depletion expense for the three months ended June 30, 2002 by $1,000 and increase net income for the three months ended June 30, 2002 by $1,000. The contributing factor to the decrease in depletion expense is in relation to the BOE depletion rate for the quarter ended June 30, 2003, which was $.46 applied to 10,917 BOE as compared to $.73 applied to 9,550 BOE for the same period. The decline is due largely to the sale of two oil and gas properties.

B.  General  Comparison of the Six Month Periods Ended June  30,  2003  and
    2002

The following table provides certain information regarding performance factors for the six month periods ended June 30, 2003 and 2002:

                                     Six Months
                                       Ended         Percenta
                                                        ge
                                      June 30,       Increase
                                   2003      2002    (Decreas
                                                        e)
                                   ----      ----    --------
                                                        --
Average price per barrel  of  $    29.94             39%
oil                                        21.61
Average price per mcf of gas  $     5.36             88%
                                           2.85
Oil production in barrels        20,200    17,700    14%
Gas production in mcf            17,900    17,500    2%
Income   from  net   profits  $  406,326   139,277   192%
interests
Partnership distributions     $  305,000   105,000   190%
Limited              partner  $  274,500   94,500    190%
distributions
Per  unit  distribution   to
limited
 partners                     $    27.05             190%
                                           9.31
Number  of  limited  partner     10,147    10,147
units

Revenues

The Partnership's income from net profits interests increased to $406,326 from $139,277 for the six months ended June 30, 2003 and 2002, respectively, an increase of 192%. The principal factors affecting the comparison of the six months ended June 30, 2003 and 2002 are as follows:

1. The average price for a barrel of oil received by the Partnership increased during the six months ended June 30, 2003 as compared to the six months ended June 30, 2002 by 39%, or $8.33 per barrel, resulting in an increase of approximately $168,300 in income from net profits interests. Oil sales represented 86% of total oil and gas sales during the six months ended June 30, 2003 as compared to 88% during the six months ended June 30, 2002.

    The average price for an mcf of gas received by the Partnership increased during the same period by 88%, or $2.51 per mcf, resulting in an increase of approximately $44,900 in income from net profits interests.

    The total increase in income from net profits interests due to the change in prices received from oil and gas production is approximately $213,200. The market price for oil and gas has been extremely volatile over the past decade, and management expects a certain amount of volatility to continue in the foreseeable future.

2. Oil production increased approximately 2,500 barrels or 14% during the six months ended June 30, 2003 as compared to the six months ended June 30, 2002, resulting in an increase of approximately $54,000 in income from net profits interests.

    Gas production increased approximately 400 mcf or 2% during the same period, resulting in an increase of approximately $1,100 in income from net profits interests.

    The total increase in income from net profits interests due to the change in production is approximately $55,100.

3.  Lease  operating  costs  and  production  taxes  were  1%  higher,   or
    approximately $1,500 more during the six months ended June 30, 2003 as compared to the six months ended June 30, 2002.

Costs and Expenses

Total costs and expenses increased to $68,123 from $53,509 for the six months ended June 30, 2003 and 2002, respectively, an increase of 27%. The increase is a direct result of the accretion expense associated with our long term liability related to expected abandonment costs of our oil and natural gas properties and general and administrative expense, offset by a decrease in depletion expense.

1. General and administrative costs consists of independent accounting and engineering fees, computer services, postage, and Managing General Partner personnel costs. General and administrative costs increased 21% or approximately $8,200 during the six months ended June 30, 2003 as compared to the six months ended June 30, 2002. The increase in general and administrative expense is due to an increase in independent accounting review and audit fees.

2. Depletion expense decreased to $14,000 for the six months ended June 30, 2003 from $15,000 for the same period in 2002. This represents a decrease of 7%. In the fourth quarter of 2002, the Partnership changed methods of accounting for depletion of capitalized costs from the units-of-revenue method to the units-of-production method. The newly adopted accounting principle is preferable in the circumstances because the units-of-production method results in a better matching of the costs of oil and gas production against the related revenue received in periods of volatile prices for production as have been experienced in recent
    periods.    Additionally,  the  units-of-production   method   is   the
    predominant method used by full cost companies in the oil and gas industry, accordingly, the change improves the comparability of the Partnership's financial statements with its peer group. The change in method had no effect on depletion expense for the six months ended June 30, 2002, however, the change decreased net income for the six months ended June 30, 2002 by $5,000.

Cumulative effect of change in accounting principle

On January 1, 2003, the Partnership adopted Statement of Financial Accounting Standards No. 143, Accounting for Asset Retirement Obligations ("SFAS No. 143"). Adoption of SFAS No. 143 is required for all companies with fiscal years beginning after June 15, 2002. The new standard requires the Partnership to recognize a liability for the present value of all legal obligations associated with the retirement of tangible long-lived assets and to capitalize an equal amount as a cost of the asset and depreciate the additional cost over the estimated useful life of the asset. On January 1, 2003, the Partnership recorded additional costs, net of accumulated depreciation, of approximately $139,086, a long term liability of approximately $223,971 and a loss of approximately $84,885 for the cumulative effect on depreciation of the additional costs and accretion expense on the liability related to expected abandonment costs of its oil and natural gas producing properties. At June 30, 2003, the asset retirement obligation was $153,977. The decrease in the balance from January 1, 2003 is due to the sale of two oil and gas properties, which decreased the asset retirement obligation by $77,435 offset slightly by accretion expense of $7,441. The pro forma amounts for the three and six months ended June 30, 2002, which are presented on the face of the statements of operations, reflect the effect of retroactive application of SFAS No. 143.

Liquidity and Capital Resources

The primary source of cash is from operations, the receipt of income from interests in oil and gas properties. The Partnership knows of no material change, nor does it anticipate any such change.

Cash flows provided by operating activities were approximately $372,700 in the six months ended June 30, 2003 as compared to approximately $75,900 in the six months ended June 30, 2002. The primary source of the 2003 cash flow from operating activities was profitable operations.

Cash flows provided by investing activities were approximately $61,800 in the six months ended June 30, 2002. There were no cash flows provided by investing activities in the six months ended June 30, 2002. The principle source of the 2003 cash flow from investing activities was the sales of oil and gas properties.

Cash flows used in financing activities were approximately $305,500 in the six months ended June 30, 2003 as compared to approximately $104,700 in the six months ended June 30, 2002. The only use in financing activities was the distributions to partners.

Total distributions during the six months ended June 30, 2003 were $305,000 of which $274,500 was distributed to the limited partners and $30,500 to the general partner. The per unit distribution to limited partners during the six months ended June 30, 2003 was $27.05. Total distributions during the six months ended June 30, 2002 were $105,000 of which $94,500 was distributed to the limited partners and $10,500 to the general partners. The per unit distribution to limited partners during the six months ended June 30, 2001 was $9.31.

The  sources  for  the  2003 distributions of $305,000  were  oil  and  gas operations  of  approximately $372,700 and the net change in  oil  and  gas properties of approximately $61,800, resulting in excess cash for contingencies or subsequent distributions. The source for the 2002 distributions of $105,000 was oil and gas operations of approximately $75,900, with the balance from available cash on hand at the beginning of the period.

Since inception of the Partnership, cumulative monthly cash distributions of $7,567,220 have been made to the partners. As of June 30, 2003, $6,830,983 or $673.20 per limited partner unit has been distributed to the limited partners, representing an 100% return of the capital and 35% return on capital contributed.

As of June 30, 2003, the Partnership had approximately $320,900 in working capital. Although the partnership held many long-lived properties at inception, because of the restrictions on property development imposed by the partnership agreement, the Partnership cannot develop its non-producing properties, if any. Without continued development, the producing reserves continue to deplete. Accordingly, as the Partnership's properties have matured and depleted, the net cash flows from operations for the partnership has steadily declined, except in periods of substantially increased commodity pricing. Maintenance of properties and administrative expenses for the Partnership are increasing relative to production. As the properties continue to deplete, maintenance of properties and administrative costs as a percentage of production are expected to continue to increase.

The  Managing General Partner has examined various alternatives to  address the issue of depleting producing reserves. Continuing operations exposes the partnership to an inevitable decline in operating results and distributions of cash. Liquidating the partnership would result in immediate realization of cash for limited partners, but prices paid by purchasers of Partnership property in liquidation would likely include a substantial discount for risks and uncertainties of future cash flows, as well as any development risks. After reviewing various alternatives, the Managing General Partner initiated a plan to merge the Partnership and 20 other limited partnerships with and into the Managing General Partner. On October 17, 2002, the Managing General Partner filed a Registration Statement on Form S-4 with the Securities and Exchange Commission relating to this proposed merger. There is no assurance, however, that this merger will be consummated.

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

In May 2003, the FASB issued Statement of Financial Accounting Standards No.150, Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity ("SFAS 150"). SFAS 150 establishes standards for how an issuer classifies and measures certain financial instruments with characteristics of both liabilities and equity. It requires that an issuer classify a financial instrument that is within the scope of SFAS 150 as a liability (or an asset in some circumstances). Many of those instruments were previously classified as equity. The application of SFAS 150 is not expected to have a material effect on the Partnership's consolidated financial statements. This Statement is effective for financial instruments entered into or modified after May 31, 2003, and otherwise is effective at the beginning of the first interim period beginning after June 15, 2003.

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

           None

Item 5.    Other Information

           None

Item 6.    Exhibits and Reports on Form 8-K

        (a)  Exhibits:

               31.1 Rule 13a-14(a)/15d-14(a) Certification
31.2 Rule 13a-14(a)/15d-14(a) Certification
               32.1 Certification of Chief Executive Officer Pursuant to
 18 U.S.C. Section
                  1350, as
                  adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
               32.2 Certification of Chief Financial Officer Pursuant to
18 U.S.C. Section
                  1350, as
                  adopted Pursuant to Section 906 of the Sarbanes-Oxley Act
               of 2002


        (b)  Reports on Form 8-K:

              No reports on Form 8-K were filed during the quarter ended June 30, 2003.

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

                                 SOUTHWEST ROYALTIES INSTITUTIONAL
                                 INCOME FUND VIII-B, L.P.
                                 a Delaware limited partnership


                                 By:   Southwest Royalties, Inc.
                                       Managing General Partner


                                 By:   /s/ Bill E. Coggin
                                       ------------------------------------
---
                                       Bill E. Coggin, Vice President
                                       and Chief Financial Officer

Date: November 12, 2003

                    SECTION 302 CERTIFICATION                Exhibit 31.1


I, H.H. Wommack, III, certify that:

1. I have reviewed this quarterly report on Form 10-Q of Southwest Royalties Institutional Income Fund VIII-B, L.P.

2.Based on my knowledge, this report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this report;

3.Based on my knowledge, the financial statements, and other financial information included in this report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this report;

4.The registrant's other certifying officer(s) and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15-15(e)) and internal control over financial reporting (as defined in Exchange Act Rules 13a-15(f) and 15d-15(f) for the registrant and have:

  a)Designed such disclosure controls and procedures, or caused such disclosure controls and procedures to be designed under our supervision, to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this report is being prepared;

  b)Designed such internal control over financial reporting, or caused such internal control over financial reporting to be designed under our supervision, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles;

  c)Evaluated the effectiveness of the registrant's disclosure controls and procedures and presented in this report our conclusions about the effectiveness of the disclosure controls and procedures, as of the end of the period covered by this report based on such evaluation; and

  d)Disclosed in this report any change in the registrant's internal control over financial reporting that occurred during the registrant's most recent fiscal quarter (the registrant's fourth fiscal quarter in the case of an annual report) that has materially affected, or is reasonably likely to materially affect, the registrant's internal control over financial reporting; and

5.The registrant's other certifying officer(s) and I have disclosed, based on our most recent evaluation of internal control over financial reporting, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent functions):

  a)All significant deficiencies and material weaknesses in the design or operation of internal controls over financial reporting which reasonably likely to adversely affect the registrant's ability to record, process, summarize and report financial information; and

  b)Any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls over financial reporting.


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

                    SECTION 302 CERTIFICATION                Exhibit 31.2


I, Bill E. Coggin, certify that:

1. I have reviewed this quarterly report on Form 10-Q of Southwest Royalties Institutional Income Fund VIII-B, L.P.

2.Based on my knowledge, this report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this report;

3.Based on my knowledge, the financial statements, and other financial information included in this report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this report;

4.The registrant's other certifying officer(s) and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15-15(e)) and internal control over financial reporting (as defined in Exchange Act Rules 13a-15(f) and 15d-15(f) for the registrant and have:

  a)Designed such disclosure controls and procedures, or caused such disclosure controls and procedures to be designed under our supervision, to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this report is being prepared;

  b)Designed such internal control over financial reporting, or caused such internal control over financial reporting to be designed under our supervision, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles;

  c)Evaluated the effectiveness of the registrant's disclosure controls and procedures and presented in this report our conclusions about the effectiveness of the disclosure controls and procedures, as of the end of the period covered by this report based on such evaluation; and

  d)Disclosed in this report any change in the registrant's internal control over financial reporting that occurred during the registrant's most recent fiscal quarter (the registrant's fourth fiscal quarter in the case of an annual report) that has materially affected, or is reasonably likely to materially affect, the registrant's internal control over financial reporting; and

5.The registrant's other certifying officer(s) and I have disclosed, based on our most recent evaluation of internal control over financial reporting, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent functions):

  a)All significant deficiencies and material weaknesses in the design or operation of internal controls over financial reporting which reasonably likely to adversely affect the registrant's ability to record, process, summarize and report financial information; and

  b)Any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls over financial reporting.


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

                          CERTIFICATION PURSUANT TO
                               Exhibit 32.1
                          19 U.S.C. SECTION 1350,
                          AS ADOPTED PURSUANT TO
               SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002


      In connection with the Quarterly Report of Southwest Royalties Institutional Income Fund VIII-B, Limited Partnership (the "Company") on Form 10-Q for the period ending June 30, 2003 as filed with the Securities and Exchange Commission on the date hereof (the "Report"), I, H.H. Wommack, III, Chief Executive Officer of the Managing General Partner of the Company, certify, pursuant to 18 U.S.C. 1350, as adopted pursuant to 906 of the Sarbanes-Oxley Act of 2002, that:

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

              CERTIFICATION PURSUANT TO            Exhibit 32.2
                          19 U.S.C. SECTION 1350,
                          AS ADOPTED PURSUANT TO
               SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002


      In connection with the Quarterly Report of Southwest Royalties Institutional Income Fund VIII-B, Limited Partnership (the "Company") on Form 10-Q for the period ending June 30, 2003 as filed with the Securities and Exchange Commission on the date hereof (the "Report"), I, Bill E. Coggin, Chief Financial Officer of the Managing General Partner of the Company, certify, pursuant to 18 U.S.C. 1350, as adopted pursuant to 906 of the Sarbanes-Oxley Act of 2002, that:

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