Form 10-Q
period 2003-09-30
SOUTHWEST ROYALTIES INSTITUTIONAL INCOME FUND VIII B L P
filed 2003-11-14
CIK 825886

1 of 26
                                 FORM 10-Q


                    SECURITIES AND EXCHANGE COMMISSION
                         WASHINGTON, D. C.  20549

(Mark One)

(X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2003

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

                      ________(432) 686-9927________
                      (Registrant's telephone number,
                           including area code)

Indicate by check mark whether registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days:

                            Yes __X__ No _____

Indicate by check mark whether registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act).

                             Yes ____ No __X__


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

                      PART I. - FINANCIAL INFORMATION

Item 1.  Financial Statements

The unaudited condensed financial statements included herein have been prepared by the Registrant (herein also referred to as the "Partnership") in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments necessary for a fair presentation have been included and are of a normal recurring nature. The financial statements should be read in conjunction with the audited financial statements and the notes thereto for the year ended December 31, 2002, which are found in the Registrant's Amendment No. 1 to its Annual Report on Form 10-K for 2002 filed with the Securities and Exchange Commission on November 10, 2003. The December 31, 2002 balance sheet included herein has been derived from the Registrant's Amendment No. 1 to its Annual Report on Form 10-K for 2002. Operating results for the three and nine month periods ended September 30, 2003 are not necessarily indicative of the results for the full year.

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

This change in depletion method was applied as a cumulative effect of a change in accounting principle effective as of January 1, 2002. The unaudited condensed financial statements of the Partnership for the periods ended September 30, 2002, included herein, have been restated (as described in Notes 4 and 6 to the Partnership's financial statements) using the new depletion method and differ from those previously issued in the Partnership's Quarterly Report on Form 10-Q for the periods ended September 30, 2002.

        Southwest Royalties Institutional Income Fund VIII-B, L.P.
                              Balance Sheets

                                 Septembe  December
                                  r 30,      31,
                                   2003      2002
                                  ------    ------
                                 (unaudit
                                   ed)
Assets
----------

Current assets:
 Cash and cash equivalents    $  163,403   79,078
  Receivable  from  Managing     107,618   125,223
General Partner
                                 --------  --------
                                 ----      ----
   Total current assets          271,021   204,301
                                 --------  --------
                                 ----      ----
Oil  and  gas  properties  -
using the full-
 cost method of accounting       4,071,02  4,133,49
                                 7         6
       Less      accumulated
depreciation,
         depletion       and     3,719,67  3,761,05
amortization                     7         8
                                 --------  --------
                                 ----      ----
      Net   oil   and    gas     351,350   372,438
properties
                                 --------  --------
                                 ----      ----
                              $  622,371   576,739
                                 =======   =======
Liabilities  and   Partners'
Equity
----------------------------
------------

Current     liability      -  $  191       510
distributions payable
                                 --------  --------
                                 ----      ----
Other long term liabilities      156,986   -
                                 --------  --------
                                 ----      ----
Partners' equity:
 General partner                 6,873     14,705
 Limited partners                458,321   561,524
                                 --------  --------
                                 ----      ----
   Total partners' equity        465,194   576,229
                                 --------  --------
                                 ----      ----
                              $  622,371   576,739
                                 =======   =======

        Southwest Royalties Institutional Income Fund VIII-B, L.P.
                         Statements of Operations
                                (unaudited)

                                 Three Months Ended   Nine Months Ended
                                    September 30,       September 30,
                                   2003      2002      2003      2002
                                           (Restate            (Restate
                                              d)                  d)
                                   ----      ----      ----      ----
Revenues
-------------
Income from net profits        $ 182,815   122,051   577,002   254,948
interests
Interest                         401       210       1,084     609
Miscellaneous settlement         1         1         -         2,254
                                 --------  --------  --------  --------
                                 --        --        --        --
                                 183,217   122,262   578,086   257,811
                                 --------  --------  --------  --------
                                 --        --        --        --
Expenses
------------
General and administrative       21,634    20,300    68,316    58,808
Depreciation, depletion and      5,000     8,000     19,000    23,000
amortization
Accretion of asset retirement    2,962     -         10,403    -
obligation
                                 --------  --------  --------  --------
                                 --        --        --        --
                                 29,596    28,300    97,719    81,808
                                 --------  --------  --------  --------
                                 --        --        --        --
Net income from continuing       153,621   93,962    480,367   176,003
operations

Results from discontinued
operations -
 sale of oil and gas leases -    61        5,324     12,201    11,704
See Note 5
                                 --------  --------  --------  --------
                                 --        --        --        --
Net income before cumulative     153,682   99,286    492,568   187,707
effect

Cumulative effect of change in
accounting
 principle - SFAS No. 143 -      -         -         (84,885)  -
See Note 3
Cumulative effect of change in
accounting principle
 - change in depletion method    -         -         -         (5,000)
- See Note 4
                                 --------  --------  --------  --------
                                 --        --        --        --
Net income                     $ 153,682   99,286    407,683   182,707
                                 ======    ======    ======    ======

continued

        Southwest Royalties Institutional Income Fund VIII-B, L.P.
                         Statements of Operations
                                (unaudited)

                                 Three Months Ended   Nine Months Ended
                                    September 30,       September 30,
                                   2003      2002      2003      2002
                                           (Restate            (Restate
                                              d)                  d)
                                   ----      ----      ----      ----
Net income allocated to:
 Managing General Partner      $ 15,868    10,729    42,668    21,071
                                 ======    =======   ======    ======
 Limited Partners              $ 137,814   88,557    365,015   161,636
                                 ======    =======   ======    ======
  Per limited partner unit     $  13.57
before discontinued                        8.26      42.41     15.39
   operations and cumulative
effect
  Discontinued operations per       .01         .47
limited partner unit                                 1.08      1.04
  Cumulative effects per              -         -     (7.52)     (.50)
limited partner unit
                                 --------  --------  --------  --------
                                 --        --        --        --
  Per limited partner unit     $  13.58
                                           8.73      35.97     15.93
                                 ======    =======   ======    ======
Pro forma amounts assuming
change is applied
 retroactively (See Note 3):
 Net income before cumulative  $ -         95,165    -         175,344
effect
                                 ======    =======   ======    ======
  Per limited partner unit     $ -           8.36    -          15.33
(10,147.0)
                                 ======    =======   ======    ======
 Net income                    $ -         95,165    -         170,344
                                 ======    =======   ======    ======
  Per limited partner unit     $ -           8.36    -          14.83
(10,147.0)
                                 ======    =======   ======    ======

        Southwest Royalties Institutional Income Fund VIII-B, L.P.
                         Statements of Cash Flows
                                (unaudited)

                                    Nine Month Ended
                                     September 30,
                                     2003      2002
                                             (Restat
                                               ed)
                                     ----      ----
Cash flows from operating
activities
 Cash received from income from
net
  profits interests              $ 563,667   187,542
 Net cash received from            12,201    11,704
discontinued operations
 Cash paid to suppliers            (37,377   (47,818
                                   )         )
 Interest received                 1,084     609
 Miscellaneous settlement          -         2,254
                                   -------   -------
                                   ---       ----
  Net cash provided by operating   539,575   154,291
activities
                                   -------   -------
                                   ---       ----
Cash flows from investing
activities
 Sale of oil and gas properties    63,787    -
                                   -------   -------
                                   ---       ----
Cash flows used in financing
activities
 Distributions to partners         (519,03   (154,75
                                   7)        7)
                                   -------   -------
                                   ---       ----
  Net increase (decrease) in       84,325    (466)
cash and cash equivalents

 Beginning of period               79,078    63,123
                                   -------   -------
                                   ---       ----
 End of period                   $ 163,403   62,657
                                   ======    ======
Reconciliation of net income to
net cash
 provided by operating
activities

Net income                       $ 407,683   182,707

Adjustments to reconcile net
income to net
 cash provided by operating
activities
 Depreciation, depletion and       19,000    23,000
amortization
 Accretion of asset retirement     10,403    -
obligation
 Cumulative effect of change in
accounting
  principle - SFAS No. 143         84,885    -
 Cumulative effect of change in
accounting
  principle - change in            -         5,000
depletion method
 Increase in receivables           (13,335   (67,407
                                   )         )
 Increase in payables              30,939    10,991
                                   -------   -------
                                   ---       ----
Net cash provided by operating   $ 539,575   154,291
activities
                                   ======    ======
Noncash investing and financing
activities:

 Increase in oil and gas
properties - Adoption
  of SFAS No. 143                $ 139,086   -
 Decrease in oil and gas
properties - SFAS No. 143
  sale of property               $ 77,435    -
 Increase in oil and gas
properties - SFAS No. 143
  Addition of well due to        $ 47        -
farmout arrangement
                                   ======    ======

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

2.   Summary of Significant Accounting Policies
     The interim financial information as of September 30, 2003, and for the three and nine months ended September 30, 2003, is unaudited. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted in this Form 10-Q pursuant to the rules and regulations of the Securities and Exchange Commission. However, in the opinion of management, these interim financial statements include all the necessary adjustments to fairly present the results of the interim periods and all such adjustments are of a normal recurring nature. The interim consolidated financial statements should be read in conjunction with the Partnership's Amendment No. 1 to its Annual Report on Form 10-K for the year ended December 31, 2002, filed with SEC on November 10, 2003.

        Southwest Royalties Institutional Income Fund VIII-B, L.P.
                     (a Delaware limited partnership)

                      Notes to Financial Statements

3.   Cumulative effect of change in accounting principle - SFAS No. 143
     On January 1, 2003, the Partnership adopted Statement of Financial Accounting Standards No. 143, Accounting for Asset Retirement Obligations ("SFAS No. 143"). Adoption of SFAS No. 143 is required for all companies with fiscal years beginning after June 15, 2002. The new standard requires the Partnership to recognize a liability for the present value of all legal obligations associated with the retirement of tangible long-lived assets and to capitalize an equal amount as a cost of the asset and depreciate the additional cost over the estimated useful life of the asset. On January 1, 2003, the Partnership recorded additional costs, net of accumulated depreciation, of approximately $139,086, a long term liability of approximately $223,971 and a loss of approximately $84,885 for the cumulative effect on depreciation of the additional costs and accretion expense on the liability related to expected abandonment costs of its oil and natural gas producing properties. At September 30, 2003, the asset retirement obligation was $156,986. The decrease in the balance from January 1, 2003 is due to the sale of oil and gas properties, which decreased the asset retirement obligation by $77,435 offset slightly by accretion expense of $10,403 and an additional well of $47. The pro forma amounts for the three and nine months ended September 30, 2002, which are presented on the face of the statements of operations, reflect the effect of retroactive application of SFAS No. 143.

4. Cumulative effect of change in accounting principle - change in depletion method
     In the fourth quarter of 2002, the Partnership changed methods of accounting for depletion of capitalized costs from the units-of-revenue method to the units-of-production method. The newly adopted accounting principle is preferable in the circumstances because the units-of-production method results in a better matching of the costs of oil and gas production against the related revenue received in periods of volatile prices for production as have been experienced in recent periods. Additionally, the units-of-production method is the predominant method used by full cost companies in the oil and gas industry, accordingly, the change improves the comparability of the Partnership's financial statements with its peer group. The
     Partnership adopted the units-of-production method through the recording of a cumulative effect of a change in accounting principle in the amount of $5,000 effective as of January 1, 2002. The Partnership's depletion for the three and nine months ended September 30, 2003 and 2002 has been calculated using the units-of-production method. The effect of the change on the three and nine months ended September 30, 2002 was to decrease income before cumulative effect of a change in accounting principle by $1,000 and $1,000 ($.10 and $.10 per limited partner unit), respectively and decrease net income by $1,000 and $6,000 ($.10 and $.59 per limited partner unit), respectively.

5.   Discontinued Operations - Sale of oil and gas leases
     During the three months ended June 30, 2003, the Partnership sold its interest in certain oil, gas and salt water disposal wells for $63,787 sales proceeds and retired $77,435 of asset retirement obligation associated with the properties. Since the Partnership is under the full cost pool method of accounting, the sales proceeds and asset retirement obligation liability were taken against the oil and gas properties asset account and therefore, no gain or loss was recorded and shown on the statement of operations as part of the discontinued operations. Pursuant to the requirements of SFAS No. 144, the historical operating results from these properties have been reported as discontinued operations in the accompanying statements of operations. The following table summarizes certain historical operating information related to the discontinued operations:

                                  Three Months Ended       Nine Months Ended
                                   2003       2002         2003       2002

         Income from net         $   61     5,324        12,201    11,704
         profits interest

        Southwest Royalties Institutional Income Fund VIII-B, L.P.
                     (a Delaware limited partnership)

                      Notes to Financial Statements

6.   September 30, 2002 Restatement
     During the fourth quarter of 2002, the Partnership changed its method of providing for depletion from the units-of-revenue method to the units-of-production method as described in Note 4.

     This change in the method used to implement the Partnership's change in the manner in which it determines depletion resulted in a decrease in the Partnership's previously reported net oil and gas properties of $6,000 from $378,438 to $372,438 as of December 31, 2002 and did not
     effect the Partnership's 2002 cash flows from operations, investing or financing activities.

     The change had the following effects on the Statement of Operations for the three and nine months ended September 30, 2002.

                                    Three Months Ended      Nine Months Ended
                                               Previous               Previous
                                                  ly                     ly
                                    Restated   Reported     Restated  Reported
            Depreciation,
            depletion and
            amortization           $8,000      7,000        23,000    22,000
            Income before          99,286      100,286      187,707   188,707
            cumulative effect
         Cumulative effect of
            change in
            accounting principle   -           -            (5,000)   -
            Net income             99,286      100,286      182,707   188,707
            Net income allocated
            to:
            Managing General       10,729      10,729       21,071    21,071
            Partner
            Limited partners       88,557      89,557       161,636   167,636
             Income per limited
            partner
               unit before           8.73
            cumulative effect                  8.83         16.43     16.52
             Cumulative effect
            per limited
               partner unit             -           -        (.50)         -
             Net income per
            limited
               partner unit          8.73
                                               8.83         15.93     16.52

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

Should the net capitalized costs exceed the estimated present value of oil and gas reserves, discounted at 10%, such excess costs would be charged to current expense. As of September 30, 2003, the net capitalized costs did not exceed the estimated present value of oil and gas reserves.

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

The Partnership recognizes income from its net profits interest in oil and gas property on an accrual basis, while the quarterly cash distributions of the net profits interest are based on a calculation of actual cash received from oil and gas sales, net of expenses incurred during that quarterly period. If the net profits interest calculation results in expenses incurred exceeding the oil and gas income received during a quarter, no cash distribution is due to the Partnership's net profits interest until the deficit is recovered from future net profits. The Partnership accrues a quarterly loss on its net profits interest provided there is a cumulative net amount due for accrued revenue as of the balance sheet date. As of September 30, 2003, there were no timing differences, which resulted in a deficit net profit interest.

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

Results of Operations

A.  General Comparison of the Quarters Ended September 30, 2003 and 2002

The following table provides certain information regarding performance factors for the quarters ended September 30, 2003 and 2002:

                                    Three Months
                                       Ended         Percenta
                                                        ge
                                   September 30,     Increase
                                   2003      2002    (Decreas
                                                        e)
                                   ----      ----    --------
                                                        --
Average price per barrel  of  $   29.23              8%
oil                                        27.01
Average price per mcf of gas  $    4.63              55%
                                           2.98
Oil production in barrels        9,500     9,400     1%
Gas production in mcf            8,600     9,600     (10%)
Income   from  net   profits  $  182,815   122,051   50%
interests
Partnership distributions     $  213,718   50,000    327%
Limited              partner  $  193,718   45,000    330%
distributions
Per  unit  distribution   to
limited
 partners                     $   19.09              330%
                                           4.43
Number  of  limited  partner     10,147    10,147
units

Revenues

The Partnership's income from net profits interests increased to $182,815 from $122,051 for the quarters ended September 30, 2003 and 2002, respectively, an increase of 50%. The principal factors affecting the comparison of the quarters ended September 30, 2003 and 2002 are as follows:

1. The average price for a barrel of oil received by the Partnership increased during the quarter ended September 30, 2003 as compared to the quarter ended September 30, 2002 by 8%, or $2.22 per barrel, resulting in an increase of approximately $21,100 in income from net profits interests. Oil sales represented 87% of total oil and gas sales during the quarter ended September 30, 2003 as compared to 90% during the quarter ended September 30, 2002.

     The average price for an mcf of gas received by the Partnership increased during the same period by 55%, or $1.65 per mcf, resulting in an increase of approximately $14,200 in income from net profits interests.

     The total increase in income from net profits interests due to the change in prices received from oil and gas production is approximately $35,300. The market price for oil and gas has been extremely volatile over the past decade, and management expects a certain amount of volatility to continue in the foreseeable future.

2. Oil production increased approximately 100 barrels or 1% during the quarter ended September 30, 2003 as compared to the quarter ended September 30, 2002, resulting in an increase of approximately $2,700 in income from net profits interests.

    Gas production decreased approximately 1,000 mcf or 10% during the same period, resulting in a decrease of approximately $3,000 in income from net profits interests.

    The net total decrease in income from net profits interests due to the change in production is approximately $300.

3. Lease   operating  costs  and  production  taxes  were  9%   lower,   or
   approximately $13,800 less during the quarter ended September 30, 2003 as compared to the quarter ended September 30, 2002.

Costs and Expenses

Total costs and expenses increased to $29,596 from $28,300 for the quarters ended September 30, 2003 and 2002, respectively, an increase of 5%. The increase is the result of the addition of accretion expense and higher general and administrative expense, partially offset by a decrease in depletion expense.

1. General and administrative costs consists of independent accounting and engineering fees, computer services, postage, and Managing General Partner personnel costs. General and administrative costs increased 7% or approximately $1,300 during the quarter ended September 30, 2003 as compared to the quarter ended September 30, 2002.

2. Depletion expense decreased to $5,000 for the quarter ended September 30, 2003 from $8,000 for the same period in 2002. This represents a decrease of 38%. In the fourth quarter of 2002, the Partnership changed methods of accounting for depletion of capitalized costs from the units-of-revenue method to the units-of-production method. The newly adopted accounting principle is preferable in the circumstances because the units-of-production method results in a better matching of the costs of oil and gas production against the related revenue received in periods of volatile prices for production as have been experienced in recent periods. Additionally, the units-of-production method is the predominant method used by full cost companies in the oil and gas industry, accordingly, the change improves the comparability of the Partnership's financial statements with its peer group. The effect of this change in method was to increase depletion expense for the three months ended September 30, 2002 by $1,000 and decrease net income for the three months ended September 30, 2002 by $1,000(See Note 4 of the notes to the financial statements). The contributing factor to the decrease in depletion expense is in relation to the BOE depletion rate for the quarter ended September 30, 2003, which was $.46 applied to 10,933 BOE as compared to $.73 applied to 11,000 BOE for the same period. The decline is due largely to the sale of two oil and gas properties.

B.   General Comparison of the Nine Month Periods Ended September 30,  2003
and 2002

The following table provides certain information regarding performance factors for the nine month periods ended September 30, 2003 and 2002:

                                    Nine Months
                                       Ended         Percenta
                                                        ge
                                   September 30,     Increase
                                   2003      2002    (Decreas
                                                        e)
                                   ----      ----    --------
                                                        --
Average price per barrel  of  $    29.71             27%
oil                                        23.48
Average price per mcf of gas  $     5.13             78%
                                           2.89
Oil production in barrels        29,700    27,100    10%
Gas production in mcf            26,500    27,100    (2%)
Income   from  net   profits  $  577,002   254,948   126%
interests
Partnership distributions     $  518,718   155,000   235%
Limited              partner  $  468,218   139,500   236%
distributions
Per  unit  distribution   to
limited
 partners                     $    46.14             236%
                                           13.75
Number  of  limited  partner     10,147    10,147
units

Revenues

The Partnership's income from net profits interests increased to $577,002 from $254,948 for the nine months ended September 30, 2003 and 2002, respectively, an increase of 126%. The principal factors affecting the comparison of the nine months ended September 30, 2003 and 2002 are as follows:

1. The average price for a barrel of oil received by the Partnership increased during the nine months ended September 30, 2003 as compared to the nine months ended September 30, 2002 by 27%, or $6.23 per barrel, resulting in an increase of approximately $185,000 in income from net profits interests. Oil sales represented 87% of total oil and gas sales during the nine months ended September 30, 2003 as compared to 89% during the nine months ended September 30, 2002.

    The average price for an mcf of gas received by the Partnership increased during the same period by 78%, or $2.24 per mcf, resulting in an increase of approximately $59,400 in income from net profits interests.

    The total increase in income from net profits interests due to the change in prices received from oil and gas production is approximately $244,400. The market price for oil and gas has been extremely volatile over the past decade, and management expects a certain amount of volatility to continue in the foreseeable future.

2. Oil production increased approximately 2,600 barrels or 10% during the nine months ended September 30, 2003 as compared to the nine months ended September 30, 2002, resulting in an increase of approximately $61,000 in income from net profits interests.

    Gas production decreased approximately 600 mcf or 2% during the same period, resulting in a decrease of approximately $1,700 in income from net profits interests.

    The net total increase in income from net profits interests due to the change in production is approximately $59,300.

3.  Lease   operating  costs  and  production  taxes  were  2%  lower,   or
    approximately $8,800 less during the nine months ended September 30, 2003 as compared to the nine months ended September 30, 2002.

Costs and Expenses

Total costs and expenses increased to $97,719 from $81,808 for the nine months ended September 30, 2003 and 2002, respectively, an increase of 19%. The increase is the result of the addition of accretion expense and higher general and administrative expense, partially offset by a decrease in depletion expense.

1. General and administrative costs consists of independent accounting and engineering fees, computer services, postage, and Managing General Partner personnel costs. General and administrative costs increased 16% or approximately $9,500 during the nine months ended September 30, 2003 as compared to the nine months ended September 30, 2002. The increase in general and administrative expense is due to an increase in independent accounting review and audit fees.

2.  Depletion  expense  decreased to $19,000  for  the  nine  months  ended
    September  30,  2003 from $23,000 for the same period  in  2002.   This
    represents a decrease of 17%. In the fourth quarter of 2002, the Partnership changed methods of accounting for depletion of capitalized costs from the units-of-revenue method to the units-of-production
    method.   The newly adopted accounting principle is preferable  in  the circumstances because the units-of-production method results in a better matching of the costs of oil and gas production against the related revenue received in periods of volatile prices for production as have been experienced in recent periods. Additionally, the units-of-production method is the predominant method used by full cost companies in the oil and gas industry, accordingly, the change improves the comparability of the Partnership's financial statements with its peer
    group.   The effect of this change in method was to increase  depletion expense for the nine months ended September 30, 2002 by $1,000 and decrease net income for the nine months ended September 30, 2002 by
    $6,000(See  Note  4  of  the notes to the financial  statements).   The
    contributing factor to the decrease in depletion expense is in relation to the BOE depletion rate for the nine months ended September 30, 2003, which was $.56 applied to 34,117 BOE as compared to $.73 applied to 31,617 BOE for the same period.

Cumulative effect of change in accounting principle

On January 1, 2003, the Partnership adopted Statement of Financial Accounting Standards No. 143, Accounting for Asset Retirement Obligations ("SFAS No. 143"). Adoption of SFAS No. 143 is required for all companies with fiscal years beginning after June 15, 2002. The new standard requires the Partnership to recognize a liability for the present value of all legal obligations associated with the retirement of tangible long-lived assets and to capitalize an equal amount as a cost of the asset and depreciate the additional cost over the estimated useful life of the asset. On January 1, 2003, the Partnership recorded additional costs, net of accumulated depreciation, of approximately $139,086, a long term liability of approximately $223,971 and a loss of approximately $84,885 for the cumulative effect on depreciation of the additional costs and accretion expense on the liability related to expected abandonment costs of its oil and natural gas producing properties. At September 30, 2003, the asset retirement obligation was $156,986. The decrease in the balance from January 1, 2003 is due to the sale of oil and gas properties, which decreased the asset retirement obligation by $77,435 offset slightly by accretion expense of $10,403 and an additional well of $47. The pro forma amounts for the three and nine months ended September 30, 2002, which are presented on the face of the statements of operations, reflect the effect of retroactive application of SFAS No. 143.

Liquidity and Capital Resources

The primary source of cash is from operations, the receipt of income from interests in oil and gas properties. The Partnership knows of no material change, nor does it anticipate any such change.

Cash flows provided by operating activities were approximately $539,600 in the nine months ended September 30, 2003 as compared to approximately $154,300 in the nine months ended September 30, 2002. The primary source of the 2003 cash flow from operating activities was profitable operations.

Cash flows provided by investing activities were approximately $63,800 in the nine months ended September 30, 2003. There were no cash flows used in investing activities during the nine months ended September 30, 2002. The principle source of the 2003 cash flow from investing activities was the sales of oil and gas properties.

Cash flows used in financing activities were approximately $519,000 in the nine months ended September 30, 2003 as compared to approximately $154,800 in the nine months ended September 30, 2002. The only use in financing activities was the distributions to partners.

Total distributions during the nine months ended September 30, 2003 were $518,718 of which $468,218 was distributed to the limited partners and $50,500 to the general partners. The per unit distribution to limited partners during the nine months ended September 30, 2003 was $46.14. Total distributions during the nine months ended September 30, 2002 were $155,000 of which $139,500 was distributed to the limited partners and $15,500 to the general partners. The per unit distribution to limited partners during the nine months ended September 30, 2002 was $13.75.

The source for the 2003 distributions of $518,718 was oil and gas operations of approximately $539,600, the change in oil and gas property of approximately $63,800, resulting in excess cash for contingencies or subsequent. The sources for the 2002 distributions of $155,000 were oil and gas operations of approximately $154,300, with the balance from available cash on hand at the beginning of the quarter.

Since inception of the Partnership, cumulative cash distributions of $7,780,938 have been made to the partners. As of September 30, 2003, $7,024,701 or $692.29 per limited partner unit has been distributed to the limited partners, representing an 100% return of the capital and 38% return on capital contributed.

As of September 30, 2003, the Partnership had approximately $270,800 in working capital. Although the partnership held many long-lived properties at inception, because of the restrictions on property development imposed by the partnership agreement, the Partnership cannot develop its non-producing properties, if any. Without continued development, the producing reserves continue to deplete. Accordingly, as the Partnership's properties have matured and depleted, the net cash flows from operations for the partnership has steadily declined, except in periods of substantially increased commodity pricing. Maintenance of properties and administrative expenses for the Partnership are increasing relative to production. As the properties continue to deplete, maintenance of properties and administrative costs as a percentage of production are expected to continue to increase.

The  Managing General Partner has examined various alternatives to  address the issue of depleting producing reserves. Continuing operations exposes the partnership to an inevitable decline in operating results and distributions of cash. Liquidating the partnership would result in immediate realization of cash for limited partners, but prices paid by purchasers of Partnership property in liquidation would likely include a substantial discount for risks and uncertainties of future cash flows, as well as any development risks. After reviewing various alternatives, the Managing General Partner initiated a plan to merge the Partnership and 20 other limited partnerships with and into the Managing General Partner. On October 17, 2002, the Managing General Partner filed a Registration Statement on Form S-4 with the Securities and Exchange Commission relating to this proposed merger. There is no assurance, however, that this merger will be consummated. Currently the Managing General Partner is evaluating whether or not to continue to pursue the proposed merger. Currently the Managing General Partner is evaluating whether or not to continue to pursue the proposed merger.

Liquidity - Managing General Partner
In  previous  reports  the Partnership provided that the  Managing  General
Partner had $124.0 million of principal scheduled to mature between December 31, 2002 and December 31, 2004. Subsequent to September 30, 2003 the Managing General Partner refinanced the majority of its debt obligations and currently has $71.7 million in debt scheduled to mature on June 1, 2006 and $40.0 million in debt scheduled to mature on October 15, 2008. The Managing General Partner believes that it has adequate cash flows to meet its debt principal maturities scheduled for 2004.

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

Item 4.   Controls and Procedures

(a) Evaluation of Disclosure Controls and Procedures. The senior management of the Partnership's Managing General Partner is responsible for establishing and maintaining a system of disclosure controls and procedures (as defined in Rule 13a-14 and 15d-14 under the Securities Exchange Act of 1934 (the "Exchange Act")) designed to ensure that information required to be disclosed by the Partnership in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the Securities and Exchange Commission's rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by the issuer in the reports that it files or submits under the Exchange Act is accumulated and communicated to the issuer's management, including its principal executive officer of officers and principal financial officer or officers, or person performing similar functions, as appropriate to allow timely decisions regarding required disclosure.

In accordance with Exchange Act Rules 13a-15 and 15d-15, the Partnership carried out an evaluation, with the participation of the Chief Executive
Officer and Chief Financial Officer of the Managing General Partner, as well as other key members of the Managing General Partner's management, of the effectiveness of the Partnership's disclosure controls and procedures as of the end of the period covered by this report. Based on that evaluation, the Managing General Partner's Chief Executive Officer and Chief Financial Officer concluded that the Partnership's disclosure controls and procedures were effective, as of the end of the period covered by this report, to provide reasonable assurance that information required to be disclosed in the Partnership's reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission's rules and forms.

(b) Changes in Internal Controls. There have not been any changes in the Partnership's internal controls over financial reporting identified in connection with the evaluation described above that occurred during the Partnership's last fiscal quarter that has materially affected, or is reasonably likely to materially affect, these internal controls over financial reporting.

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

Date:     November 14, 2003

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


Date:  November 14, 2003           /s/ H. H. Wommack, III
                                   H. H. Wommack, III
                                    Chairman, President and Chief Executive
Officer
                                   of Southwest Royalties, Inc., the
                                   Managing General Partner of
                                   Southwest Royalties Institutional Income
Fund VIII-B, L.P.

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


Date:  November 14, 2003           /s/ Bill E. Coggin
                                   Bill E. Coggin
                                   Executive Vice President
                                   and Chief Financial Officer of
                                   Southwest Royalties, Inc., the
                                   Managing General Partner of
                                   Southwest Royalties Institutional Income
Fund VIII-B, L.P.

                          CERTIFICATION PURSUANT TO
                               Exhibit 32.1
                          19 U.S.C. SECTION 1350,
                          AS ADOPTED PURSUANT TO
               SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002


      In connection with the Quarterly Report of Southwest Royalties Institutional Income Fund VIII-B, Limited Partnership (the "Company") on Form 10-Q for the period ending September 30, 2003 as filed with the Securities and Exchange Commission on the date hereof (the "Report"), I, H.H. Wommack, III, Chief Executive Officer of the Managing General Partner of the Company, certify, pursuant to 18 U.S.C. 1350, as adopted pursuant to 906 of the Sarbanes-Oxley Act of 2002, that:

  (1) The Report fully complies with the requirements of section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

  (2) The information contained in the Report fairly presents, in all material respects, the financial condition and results of operation of the Company.


Date:  November 14, 2003




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

              CERTIFICATION PURSUANT TO            Exhibit 32.2
                          19 U.S.C. SECTION 1350,
                          AS ADOPTED PURSUANT TO
               SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002


      In connection with the Quarterly Report of Southwest Royalties Institutional Income Fund VIII-B, Limited Partnership (the "Company") on Form 10-Q for the period ending September 30, 2003 as filed with the Securities and Exchange Commission on the date hereof (the "Report"), I, Bill E. Coggin, Chief Financial Officer of the Managing General Partner of the Company, certify, pursuant to 18 U.S.C. 1350, as adopted pursuant to
 906 of the Sarbanes-Oxley Act of 2002, that:

  (1) The Report fully complies with the requirements of section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

  (2) The information contained in the Report fairly presents, in all material respects, the financial condition and results of operation of the Company.


Date:  November 14, 2003




/s/ Bill E. Coggin
Bill E. Coggin
Executive Vice President
  and Chief Financial Officer of
  Southwest Royalties, Inc., the
  Managing General Partner of
  Southwest Royalties Institutional Income Fund VIII-B, L.P.