Form 10-Q
period 2004-09-30
SOUTHWEST ROYALTIES INSTITUTIONAL INCOME FUND VIII B L P
filed 2004-11-15
CIK 825886

1 of 20
                                 FORM 10-Q


                    SECURITIES AND EXCHANGE COMMISSION
                         WASHINGTON, D. C.  20549

(Mark One)

(X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2004

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

                         6 Desta Drive, Suite 6500
                           Midland, Texas 79705
                 (Address of principal executive offices)

                               432-682-6324
                      (Registrant's telephone number,
                           including area code)

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

         The total number of pages contained in this report is 23.


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




                      PART I. - FINANCIAL INFORMATION

Item 1.  Financial Statements

The unaudited condensed financial statements included herein have been prepared by the Registrant (herein also referred to as the "Partnership") in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments necessary for a fair presentation have been included and are of a normal recurring nature. The financial statements should be read in conjunction with the audited financial statements and the notes thereto for the year ended December 31, 2003, which are found in the Registrant's Form 10-K Report for 2003 filed with the Securities and Exchange Commission. The December 31, 2003 balance sheet included herein has been taken from the Registrant's 2003 Form 10-K Report. Operating results for the three and nine-month periods ended September 30, 2004 are not necessarily indicative of the results that may be expected for the full year.



        Southwest Royalties Institutional Income Fund VIII-B, L.P.
                              Balance Sheets

                                 Septembe  December
                                  r 30,      31,
                                   2004      2003
                                  ------    ------
                                 (unaudit
                                   ed)
Assets
----------

Current assets:
 Cash and cash equivalents    $  158,385   103,986
  Receivable  from  Managing     191,442   113,799
General Partner
                                 --------  --------
                                 ----      ----
   Total current assets          349,827   217,785
                                 --------  --------
                                 ----      ----
Oil  and  gas  properties  -
using the full-
 cost method of accounting       4,071,01  4,071,01
                                 3         3
       Less      accumulated
depreciation,
         depletion       and     3,734,38  3,722,67
amortization                     9         7
                                 --------  --------
                                 ----      ----
      Net   oil   and    gas     336,624   348,336
properties
                                 --------  --------
                                 ----      ----
                              $  686,451   566,121
                                 =======   =======
Liabilities  and   Partners'
Equity
----------------------------
------------

Current     liability      -  $  372       224
distributions payable
                                 --------  --------
                                 ----      ----

Asset retirement obligation      169,545   159,948
                                 --------  --------
                                 ----      ----
Partners' equity:
 General partner                 13,585    1,355
 Limited partners                502,949   404,594
                                 --------  --------
                                 ----      ----
   Total partners' equity        516,534   405,949
                                 --------  --------
                                 ----      ----
                              $  686,451   566,121
                                 =======   =======


        Southwest Royalties Institutional Income Fund VIII-B, L.P.
                         Statements of Operations
                                (unaudited)

                                 Three Months Ended   Nine Months Ended
                                    September 30,       September 30,
                                   2004      2003      2004      2003
                                   -----     -----     -----     -----
Revenues
-------------
Income from net profits        $ 236,991   182,815   749,144   577,002
interests
Interest                         303       401       808       1,084
Other                            -         1         596       -
                                 --------  --------  --------  --------
                                 --        --        --        --
                                 237,294   183,217   750,548   578,086
                                 --------  --------  --------  --------
                                 --        --        --        --
Expenses
------------
General and administrative       22,373    21,634    68,654    68,316
Depreciation, depletion and      3,712     5,000     11,712    18,600
amortization
Accretion of asset retirement    3,199     2,962     9,597     10,403
obligation
                                 --------  --------  --------  --------
                                 --        --        --        --
                                 29,284    29,596    89,963    97,319
                                 --------  --------  --------  --------
                                 --        --        --        --
Net income from continuing       208,010   153,621   660,585   480,767
operations

Results from discontinued
operations -
 sale of oil and gas leases -    -         61        -         11,801
See Note 4
                                 --------  --------  --------  --------
                                 --        --        --        --
Net income before cumulative     208,010   153,682   660,585   492,568
effect

Cumulative effect of change in
accounting
 principle - SFAS No. 143 -      -         -         -         (84,885)
See Note 3
                                 --------  --------  --------  --------
                                 --        --        --        --
Net income                     $ 208,010   153,682   660,585   407,683
                                 ======    ======    ======    ======
Net income allocated to:
 Managing General Partner      $ 21,172    15,868    67,230    42,668
                                 ======    ======    ======    ======
 Limited Partners              $ 186,838   137,814   593,355   365,015
                                 ======    ======    ======    ======
  Per limited partner unit
before discontinued
   operations and cumulative   $  18.41
effect                                     13.57     58.48     42.45
  Discontinued operations per         -         .01       -
limited partner unit                                           1.05
  Cumulative effects per              -         -          -    (7.53)
limited partner unit
                                 --------  --------  --------  --------
                                 --        --        --        --
  Per limited partner unit     $  18.41
                                           13.58     58.48     35.97
                                 ======    ======    ======    ======

         Southwest Royalties Institutional Income Fund VIII-B, L.P.
                         Statements of Cash Flows
                                (unaudited)

                                    Nine Month Ended
                                     September 30,
                                     2004      2003
                                    -----     -----
Cash flows from operating
activities
 Cash received from income from
net
  profits interests              $ 647,947   563,667
 Net cash received from            -         12,201
discontinued operations
 Cash paid to suppliers            (45,100   (37,377
                                   )         )
 Interest received                 808       1,084
 Other                             596       -
                                   -------   -------
                                   ---       ---
  Net cash provided by operating   604,251   539,575
activities
                                   -------   -------
                                   ---       ---
Cash flows from investing
activities
 Sale of oil and gas properties    -         63,787
                                   -------   -------
                                   ---       ---
Cash flows used in financing
activities
 Distributions to partners         (549,85   (519,03
                                   2)        7)
                                   -------   -------
                                   ---       ---
  Net increase in cash and cash    54,399    84,325
equivalents

 Beginning of period               103,986   79,078
                                   -------   -------
                                   ---       ---
 End of period                   $ 158,385   163,403
                                   ======    ======
Reconciliation of net income to
net cash
 provided by operating
activities

Net income                       $ 660,585   407,683

Adjustments to reconcile net
income to net
 cash provided by operating
activities
 Depreciation, depletion and       11,712    18,600
amortization
 Accretion of asset retirement     9,597     10,403
obligation
 Cumulative effect of change in
accounting
  principle - SFAS No. 143         -         84,885
 Increase in receivables           (101,19   (13,335
                                   7)        )
 Increase in payables              23,554    31,339
                                   -------   -------
                                   ---       ---
Net cash provided by operating   $ 604,251   539,575
activities
                                   ======    ======
Noncash investing and financing
activities:

 Increase in oil and gas
properties - Adoption
  of SFAS No. 143                $ -         139,086
                                   ======    ======
 Decrease in oil and gas
properties - SFAS No. 143
  sale of property               $ -         77,435
                                   ======    ======
 Increase in oil and gas
properties - SFAS No. 143
  Addition of well due to        $ -         47
farmout arrangement
                                   ======    ======
        Southwest Royalties Institutional Income Fund VIII-B, L.P.
                     (a Delaware limited partnership)

                      Notes to Financial Statements

1.   Organization
     Southwest  Royalties  Institutional  Income  Fund  VIII-B,  L.P.   was
     organized under the laws of the state of Delaware on November 30, 1987, for the purpose of acquiring producing oil and gas properties and to produce and market crude oil and natural gas produced from such properties for a term of 50 years, unless terminated at an earlier date as provided for in the Partnership Agreement. The offering of
     limited   partner   units  began  March  31,  1988,  minimum   capital
     requirements were met July 11, 1988, with the offering concluded on March 31, 1989. The Partnership sells its oil and gas production to a variety of purchasers with the prices it receives being dependent upon the oil and gas economy. Southwest Royalties, Inc. a wholly owned subsidiary of Clayton Williams Energy, Inc., serves as the Managing
     General  Partner.   Revenues,  costs and  expenses  are  allocated  as
     follows:
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

2.   Summary of Significant Accounting Policies
     The interim financial information as of September 30, 2004, and for the three and nine months ended September 30, 2004, is unaudited. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted in this Form 10-Q pursuant to the rules and regulations of the Securities and Exchange Commission. However, in the opinion of management, these interim financial statements include all the necessary adjustments to fairly present the results of the interim periods and all such adjustments are of a normal recurring nature. The interim consolidated financial statements should be read in conjunction with the Partnership's Annual Report on Form 10-K for the year ended December 31, 2003.

        Southwest Royalties Institutional Income Fund VIII-B, L.P.
                     (a Delaware limited partnership)

                      Notes to Financial Statements

3.   Cumulative effect of change in accounting principle - SFAS No. 143
     On January 1, 2003, the Partnership adopted Statement of Financial Accounting Standards No. 143, Accounting for Asset Retirement Obligations ("SFAS No. 143"). Adoption of SFAS No. 143 is required for all companies with fiscal years beginning after June 15, 2002. The new standard requires the Partnership to recognize a liability for the present value of all legal obligations associated with the retirement of tangible long-lived assets and to capitalize an equal amount as a cost of the asset and depreciate the additional cost over the estimated useful life of the asset. On January 1, 2003, the Partnership recorded additional costs, net of accumulated depreciation, of approximately $139,086, a long term liability of approximately $223,971 and a loss of approximately $84,885 for the cumulative effect on depreciation of the additional costs and accretion expense on the liability related to expected abandonment costs of its oil and natural gas producing properties. At September 30, 2004, the asset retirement obligation was $169,545. The increase in the balance from January 1, 2004 is due to accretion expense of $9,597.

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

                                   Three      Nine
                                  months     months
                                   ended      ended
                                  September 30, 2003

         Income from net profit  $          $
         interest                61         11,801

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

Should the net capitalized costs exceed the estimated present value of oil and gas reserves, discounted at 10%, such excess costs would be charged to current expense. As of September 30, 2004, the net capitalized costs did not exceed the estimated present value of oil and gas reserves.


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

The Partnership recognizes income from its net profits interest in oil and gas property on an accrual basis, while the quarterly cash distributions of the net profits interest are based on a calculation of actual cash received from oil and gas sales, net of expenses incurred during that quarterly period. If the net profits interest calculation results in expenses incurred exceeding the oil and gas income received during a quarter, no cash distribution is due to the Partnership's net profits interest until the deficit is recovered from future net profits. The Partnership accrues a quarterly loss on its net profits interest provided there is a cumulative net amount due for accrued revenue as of the balance sheet date. As of September 30, 2004, there were no timing differences, which resulted in a deficit net profit interest.

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

Results of Operations

A.  General Comparison of the Quarters Ended September 30, 2004 and 2003

The following table provides certain information regarding performance factors for the quarters ended September 30, 2004 and 2003:

                                    Three Months
                                       Ended         Percenta
                                                        ge
                                   September 30,     Increase
                                   2004      2003    (Decreas
                                                        e)
                                  -----     -----    --------
                                                        --
Average price per barrel  of  $   41.88              43%
oil                                        29.23
Average price per mcf of gas  $    5.65              22%
                                           4.63
Oil production in barrels        8,778     9,500     (8%)
Gas production in mcf            8,131     8,600     (5%)
Income   from  net   profits  $  236,991   182,815   30%
interests
Partnership distributions     $  200,000   213,718   (6%)
Limited              partner  $  180,000   193,718   (7%)
distributions
Per  unit  distribution   to
limited
 partners                     $   17.74              (7%)
                                           19.09
Number  of  limited  partner     10,147    10,147
units

Revenues

The Partnership's income from net profits interests increased to $236,991 from $182,815 for the quarters ended September 30, 2004 and 2003, respectively, an increase of 30%. The principal factors affecting the comparison of the quarters ended September 30, 2004 and 2003 are as follows:

1. The average price for a barrel of oil received by the Partnership increased during the quarter ended September 30, 2004 as compared to the quarter ended September 30, 2003 by 43%, or $12.66 per barrel, resulting in an increase of approximately $111,100 in income from net profits interests. Oil sales represented 89% of total oil and gas sales during the quarter ended September 30, 2004 as compared to 87% during the quarter ended September 30, 2003.

     The average price for an mcf of gas received by the Partnership increased during the same period by 22%, or $1.02 per mcf, resulting in an increase of approximately $8,300 in income from net profits interests.

     The total increase in income from net profits interests due to the change in prices received from oil and gas production is approximately $119,400. The market price for oil and gas has been extremely volatile over the past decade, and management expects a certain amount of volatility to continue in the foreseeable future.


2. Oil production decreased approximately 722 barrels or 8% during the quarter ended September 30, 2004 as compared to the quarter ended September 30, 2003, resulting in a decrease of approximately $21,100 in income from net profits interests.

    Gas production decreased approximately 469 mcf or 5% during the same period, resulting in a decrease of approximately $2,200 in income from net profits interests.

    The total decrease in income from net profits interests due to the change in production is approximately $23,300.

3. Lease operating costs and production taxes were 31% higher, or approximately $41,900 more during the quarter ended September 30, 2004 as compared to the quarter ended September 30, 2003. The increase in lease operating costs is due to surface repairs and well work on one property and surface repairs on another property. An increase in production taxes is the result of higher oil and gas prices.

Costs and Expenses

Total costs and expenses decreased to $29,284 from $29,596 for the quarters ended September 30, 2004 and 2003, respectively, a decrease of 1%. The decrease is the result of lower depletion expense, partially offset by an increase in general and administrative expense and accretion expense.

1. General and administrative costs consists of independent accounting and engineering fees, computer services, postage, and Managing General Partner personnel costs. General and administrative costs increased 3% or approximately $700 during the quarter ended September 30, 2004 as compared to the quarter ended September 30, 2003.

2. Depletion expense decreased to $3,712 for the quarter ended September 30, 2004 from $5,000 for the same period in 2003. This represents a decrease of 26%. The contributing factor to the decrease in depletion expense is in relation to the BOE depletion rate for the quarter ended September 30, 2004, which was $.37 applied to 10,133 BOE as compared to $.46 applied to 10,933 BOE for the same period in 2003. The lower depreciation rate in 2004 is due to the upward revision in reserve estimates resulting from higher oil and gas prices.

3. Accretion expense increased to $3,199 for the quarter ended September 30, 2004 from $2,962 for the same period in 2003. This represents an increase of 8%.


B.   General Comparison of the Nine-Month Periods Ended September 30,  2004
and 2003

The following table provides certain information regarding performance factors for the nine-month periods ended September 30, 2004 and 2003:

                                    Nine Months
                                       Ended         Percenta
                                                        ge
                                   September 30,     Increase
                                   2004      2003    (Decreas
                                                        e)
                                  -----     -----    --------
                                                        --
Average price per barrel  of  $    38.19             29%
oil                                        29.71
Average price per mcf of gas  $     5.61             9%
                                           5.13
Oil production in barrels        27,128    28,963    (6%)
Gas production in mcf            25,881    26,500    (2%)
Income   from  net   profits  $  749,144   577,002   30%
interests
Partnership distributions     $  550,000   518,718   6%
Limited              partner  $  495,000   468,218   6%
distributions
Per  unit  distribution   to
limited
 partners                     $    48.78             6%
                                           46.14
Number  of  limited  partner     10,147    10,147
units

Revenues

The Partnership's income from net profits interests increased to $749,144 from $577,002 for the nine months ended September 30, 2004 and 2003, respectively, an increase of 30%. The principal factors affecting the comparison of the nine months ended September 30, 2004 and 2003 are as follows:

1. The average price for a barrel of oil received by the Partnership increased during the nine months ended September 30, 2004 as compared to the nine months ended September 30, 2003 by 29%, or $8.48 per barrel, resulting in an increase of approximately $230,000 in income from net profits interests. Oil sales represented 88% of total oil and gas sales during the nine months ended September 30, 2004 as compared to 86% during the nine months ended September 30, 2003.

    The average price for an mcf of gas received by the Partnership increased during the same period by 9%, or $.48 per mcf, resulting in an increase of approximately $12,500 in income from net profits interests.

    The total increase in income from net profits interests due to the change in prices received from oil and gas production is approximately $242,500. The market price for oil and gas has been extremely volatile over the past decade, and management expects a certain amount of volatility to continue in the foreseeable future.


2. Oil production decreased approximately 1,835 barrels or 6% during the nine months ended September 30, 2004 as compared to the nine months ended September 30, 2003, resulting in a decrease of approximately $54,500 in income from net profits interests.

    Gas production decreased approximately 619 mcf or 2% during the same period, resulting in a decrease of approximately $3,200 in income from net profits interests.

    The total decrease in income from net profits interests due to the change in production is approximately $57,700.

3.  Lease  operating  costs  and  production  taxes  were  3%  higher,   or
    approximately $12,600 more during the nine months ended September 30, 2004 as compared to the nine months ended September 30, 2003.

Costs and Expenses

Total costs and expenses decreased to $89,963 from $97,319 for the nine months ended September 30, 2004 and 2003, respectively, a decrease of 8%. The decrease is the result of lower accretion expense and depletion expense, partially offset by an increase in general and administrative expense.

1. General and administrative costs consists of independent accounting and engineering fees, computer services, postage, and Managing General Partner personnel costs. General and administrative costs increased less than 1% or approximately $300 during the nine months ended September 30, 2004 as compared to the nine months ended September 30, 2003.

2. Depletion expense decreased to $11,712 for the nine months ended September 30, 2004 from $18,600 for the same period in 2003. This represents a decrease of 37%. The contributing factor to the decrease in depletion expense is in relation to the BOE depletion rate for the nine months ended September 30, 2004, which was $.37 applied to 31,442 BOE as compared to $.56 applied to 33,380 BOE for the same period in 2003. The lower depreciation rate in 2004 is due to the upward revision in reserve estimates resulting from higher oil and gas prices.

3.  Accretion  expense  decreased  to $9,597  for  the  nine  months  ended
    September  30,  2004 from $10,403 for the same period  in  2004.   This
    represents a decrease of 8%.


Liquidity and Capital Resources

The primary source of cash is from operations, the receipt of income from interests in oil and gas properties. The Partnership knows of no material change, nor does it anticipate any such change.

Cash flows provided by operating activities were approximately $604,300 in the nine months ended September 30, 2004 as compared to approximately $539,600 in the nine months ended September 30, 2003.

There were no cash flows used in investing activities during the nine months ended September 30, 2004. Cash flows provided by investing activities were approximately $63,800 in the nine months ended September 30, 2003.

Cash flows used in financing activities were approximately $549,900 in the nine months ended September 30, 2004 as compared to approximately $519,000 in the nine months ended September 30, 2003. The only use in financing activities was the distributions to partners.

Total distributions during the nine months ended September 30, 2004 were $550,000 of which $495,000 was distributed to the limited partners and $55,000 to the general partners. The per unit distribution to limited partners during the nine months ended September 30, 2004 was $48.78. Total distributions during the nine months ended September 30, 2003 were $518,718 of which $468,218 was distributed to the limited partners and $50,500 to the general partners. The per unit distribution to limited partners during the nine months ended September 30, 2003 was $46.14.

The sources for the 2004 distributions of $550,000 were oil and gas operations of approximately $604,300, resulting in excess cash for
contingencies  or  subsequent  distributions.   The  source  for  the  2003
distributions of $518,718 was oil and gas operations of approximately $539,600, the change in oil and gas property of approximately $63,800, resulting in excess cash for contingencies or subsequent distributions.

Cumulative cash distributions of $8,457,287 have been made to the partners. As of September 30, 2004, $7,633,521 or $752.29 per limited partner unit has been distributed to the limited partners, representing a 100% return of the capital and 50% return on capital contributed.

As of September 30, 2004, the Partnership had approximately $349,500 in working capital. The Managing General Partner knows of no unusual contractual commitments. The partnership held many long-lived properties at inception, however due to the restrictions on property development imposed by the partnership agreement, the Partnership cannot develop its non producing properties. Without continued development, the producing reserves continue to deplete. Accordingly, as the Partnership's properties have matured and depleted, the net cash flows from operations for the partnership has steadily declined, except in periods of substantially increased commodity pricing. Maintenance of properties and administrative expenses for the Partnership are increasing relative to production. As the properties continue to deplete, maintenance of properties and administrative costs as a percentage of production are expected to continue to increase.

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

Item 4.   Controls and Procedures

Disclosure Controls and Procedures
As of the nine months ended September 30, 2004, L. Paul Latham, President and Chief Executive Officer of the Managing General Partner, and Mel G. Riggs, Vice President and Chief Financial Officer of the Managing General Partner, evaluated the effectiveness of the Partnership's disclosure controls and procedures. Based on their evaluation, they believe that:

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

Internal Control Over Financial Reporting
There has not been any change in the Partnership's internal control over financial reporting that occurred during the nine months ended September 30, 2004 that has materially affected, or is reasonably likely to materially affect, internal control over financial reporting.


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


Date:  November 15, 2004

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


Date:  November 15, 2004           /s/ L. Paul Latham
                                   L. Paul Latham
                                   President and Chief Executive Officer
                                   of Southwest Royalties, Inc., the
                                   Managing General Partner of
                                   Southwest Royalties Institutional Income
Fund VIII-B, L.P.



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


Date:  November 15, 2004           /s/ Mel G. Riggs
                                   Mel G. Riggs
                                     Vice  President  and  Chief  Financial
Officer of
                                   Southwest Royalties, Inc., the
                                   Managing General Partner of
                                   Southwest Royalties Institutional Income
Fund VIII-B, L.P.



                          CERTIFICATION PURSUANT TO
                               Exhibit 32.1
                          19 U.S.C. SECTION 1350,
                          AS ADOPTED PURSUANT TO
               SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002


      In connection with the Quarterly Report of Southwest Royalties Institutional Income Fund VIII-B, L. P. (the "Company") on Form 10-Q for the period ending September 30, 2004 as filed with the Securities and Exchange Commission on the date hereof (the "Report"), I, L. Paul Latham, Chief Executive Officer of the Managing General Partner of the Company, certify, pursuant to 18 U.S.C. 1350, as adopted pursuant to 906 of the Sarbanes-Oxley Act of 2002, that:

     (1) The Report fully complies with the requirements of section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

     (2) The information contained in the Report fairly presents, in all material respects, the financial condition and results of operation of the
       Company.


Date:  November 15, 2004




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

              CERTIFICATION PURSUANT TO            Exhibit 32.2
                          19 U.S.C. SECTION 1350,
                          AS ADOPTED PURSUANT TO
               SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002


      In connection with the Quarterly Report of Southwest Royalties Institutional Income Fund VIII-B, L. P. (the "Company") on Form 10-Q for the period ending September 30, 2004 as filed with the Securities and Exchange Commission on the date hereof (the "Report"), I, Mel G. Riggs, Chief Financial Officer of the Managing General Partner of the Company, certify, pursuant to 18 U.S.C. 1350, as adopted pursuant to 906 of the Sarbanes-Oxley Act of 2002, that:

     (1) The Report fully complies with the requirements of section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

     (2) The information contained in the Report fairly presents, in all material respects, the financial condition and results of operation of the
       Company.


Date: November 15, 2004




/s/ Mel G. Riggs
Mel G. Riggs
Vice President and Chief Financial Officer of
  and Chief Financial Officer of
  Southwest Royalties, Inc., the
  Managing General Partner of
  Southwest Royalties Institutional Income Fund VIII-B, L.P.