Form 10-Q
period 2005-03-31
SOUTHWEST ROYALTIES INSTITUTIONAL INCOME FUND VIII B L P
filed 2005-05-16
CIK 825886

1 of 1
                                FORM 10-Q

                    SECURITIES AND EXCHANGE COMMISSION
                         WASHINGTON, D.C.  20549

(Mark One)

(X)  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
     OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2005

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

                              (432) 682-6324
                      (Registrant's telephone number,
                           including area code)

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

        The total number of pages contained in this report is 20.

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

                     PART I. - FINANCIAL INFORMATION


Item 1.   Financial Statements

The unaudited condensed financial statements included herein have been prepared by the Registrant (herein also referred to as the "Partnership") in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments necessary for a fair presentation have been included and are of a normal recurring nature. The financial statements should be read in conjunction with the audited financial statements and the notes thereto for the year ended December 31, 2004, which are found in the Registrant's Form 10-K Report for 2004 filed with the Securities and Exchange Commission. The December 31, 2004 balance sheet included herein has been taken from the Registrant's 2004 Form 10-K Report. Operating results for the three month period ended March 31, 2005 are not necessarily indicative of the results that may be expected for the full year.

        Southwest Royalties Institutional Income Fund VIII-B, L.P.
                              Balance Sheets

                                  March    December
                                   31,       31,
                                   2005      2004
                                  ------    ------
                                 (unaudit
                                   ed)
Assets
----------

Current assets:
 Cash and cash equivalents    $  123,666   155,361
  Receivable  from  Managing     233,934   219,678
General Partner
                                 --------  --------
                                 ----      ----
   Total current assets          357,600   375,039
                                 --------  --------
                                 ----      ----
Oil  and  gas  properties  -
using the full-
 cost method of accounting       4,070,68  4,070,68
                                 1         1
       Less      accumulated
depreciation,
         depletion       and     3,741,94  3,738,29
amortization                     6         9
                                 --------  --------
                                 ----      ----
      Net   oil   and    gas     328,735   332,382
properties
                                 --------  --------
                                 ----      ----
                              $  686,335   707,421
                                 =======   =======
Liabilities  and   Partners'
Equity
----------------------------
------------

Current     liability      -  $  951       1,190
distributions payable
                                 --------  --------
                                 ----      ----

Asset retirement obligation      172,334   169,641
                                 --------  --------
                                 ----      ----
Partners' equity:
 General partner                 13,921    15,910
 Limited partners                499,129   520,680
                                 --------  --------
                                 ----      ----
   Total partners' equity        513,050   536,590
                                 --------  --------
                                 ----      ----
                              $  686,335   707,421
                                 =======   =======













                  The accompanying notes are an integral
                    part of these financial statements.

        Southwest Royalties Institutional Income Fund VIII-B, L.P.
                         Statements of Operations
                               (unaudited)

                                    Three Months Ended
                                        March 31,
                                      2005      2004
                                     -----     -----
Revenues
-------------
   Income   from  net   profits  $  298,477   257,988
interests
 Interest                           589       232
 Other                              -         250
                                    --------  --------
                                    --        --
                                    299,066   258,470
                                    --------  --------
                                    --        --
Expenses
------------

 General and administrative         16,266    21,854
  Depreciation,  depletion  and     3,647     4,000
amortization
  Accretion of asset retirement     2,693     3,199
obligation
                                    --------  --------
                                    --        --
                                    22,606    29,053
                                    --------  --------
                                    --        --
Net income                       $  276,460   229,417
                                    ======    ======
Net income allocated to:

 Managing General Partner        $  28,011    23,342
                                    ======    ======
 Limited partners                $  248,449   206,075
                                    ======    ======
  Per limited partner unit       $    24.49
                                              20.31
                                    ======    ======



















                  The accompanying notes are an integral
                    part of these financial statements.

        Southwest Royalties Institutional Income Fund VIII-B, L.P.
                         Statements of Cash Flows
                               (unaudited)

                                      Three Months Ended
                                          March 31,
                                        2005      2004
                                       -----     -----
Cash    flows   from    operating
activities:

  Cash received from income  from
net profits
  Interests                        $  284,221   198,789
 Cash paid to suppliers               (16,266)  (21,854)
 Interest received                    589       232
 Other                                -         250
                                      --------  --------
                                      --        --
   Net cash provided by operating     268,544   177,417
activities
                                      --------  --------
                                      --        --
Cash    flows   from    financing
activities:

 Distributions to partners            (300,000  (175,000
                                      )         )
 Decrease in distribution payable     (239)     (69)
                                      --------  --------
                                      --        --
   Net  cash  used  in  financing     (300,239  (175,069
activities                            )         )
                                      --------  --------
                                      --        --
Net  (decrease) increase in  cash     (31,695)  2,348
and cash equivalents

 Beginning of period                  155,361   103,986
                                      --------  --------
                                      --        --
 End of period                     $  123,666   106,334
                                      ======    ======
Reconciliation of net  income  to
net cash
     provided     by    operating
activities:

Net income                         $  276,460   229,417

Adjustments   to  reconcile   net
income to net
   cash   provided  by  operating
activities:

   Depreciation,  depletion   and     3,647     4,000
amortization
  Accretion  of asset  retirement     2,693     3,199
obligation
 Increase in receivables              (14,256)  (59,199)
 Increase in payables                 -         -
                                      --------  --------
                                      --        --
Net  cash  provided by  operating  $  268,544   177,417
activities
                                      ======    ======








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

2.   Summary of Significant Accounting Policies
     The interim financial information as of March 31, 2005, and for the three months ended March 31, 2005, is unaudited. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted in this Form 10-Q pursuant to the rules and regulations of the Securities and Exchange Commission. However, in the opinion of management, these interim financial statements include all the necessary adjustments to fairly present the results of the interim periods and all such adjustments are of a normal recurring nature. The interim consolidated financial statements should be read in conjunction with the Partnership's Annual Report on Form 10-K for the year ended December 31, 2004.

     In September 2004, the Securities and Exchange Commission issued Staff Accounting Bulletin No. 106 ("SAB 106"). SAB 106 expresses the SEC staff's views regarding SFAS No. 143 and its impact on both the full-cost ceiling test and the calculation of depletion expense. In accordance with SAB 106, beginning in the first quarter of 2005, undiscounted abandonment costs for wells to be drilled in the future to develop proved reserves are included in the unamortized cost of oil and gas properties, net of related salvage value, for purposes of computing depreciation, depletion and amortization ("DD&A"). The implementation of SAB 106 did not have a material impact on our financial statements.

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

Should the net capitalized costs exceed the estimated present value of oil and gas reserves, discounted at 10%, such excess costs would be charged to current expense. As of March 31, 2005, the net capitalized costs did not exceed the estimated present value of oil and gas reserves.

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

The Partnership recognizes income from its net profits interest in oil and gas property on an accrual basis, while the quarterly cash distributions of the net profits interest are based on a calculation of actual cash received from oil and gas sales, net of expenses incurred during that quarterly period. If the net profits interest calculation results in expenses incurred exceeding the oil and gas income received during a quarter, no cash distribution is due to the Partnership's net profits interest until the deficit is recovered from future net profits. The Partnership accrues a quarterly loss on its net profits interest provided there is a cumulative net amount due for accrued revenue as of the balance sheet date. As of March 31, 2005, there were no timing differences, which resulted in a deficit net profit interest.

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

Results of Operations

General Comparison of the Quarters Ended March 31, 2005 and 2004

The following table provides certain information regarding performance factors for the quarters ended March 31, 2005 and 2004:

                                    Three Months
                                       Ended         Percenta
                                                        ge
                                     March 31,       Increase
                                   2005      2004    (Decreas
                                                        e)
                                  -----     -----    --------
                                                       ---
Oil production in barrels        9,190     9,040     2%
Gas production in mcf            8,946     8,850     1%
Total BOE                        10,681    10,515    2%
Average price per barrel  of  $    44.69             24%
oil                                        36.11
Average price per mcf of gas  $     5.70             6%
                                           5.39
Income   from  net   profits  $  298,477   257,988   16%
interests
Partnership distributions     $  300,000   175,000   71%
Limited              partner  $  270,000   157,500   71%
distributions
Per  unit  distribution   to       26.61             71%
limited partners                           15.52

Number  of  limited  partner     10,147    10,147
units

Income from net profits

The Partnership's income from net profits interests increased to $298,477 from $257,988 for the quarters ended March 31, 2005 and 2004, respectively, an increase of 16%. The principal factors affecting the comparison of the quarters ended March 31, 2005 and 2004 are as follows:

The average price for a barrel of oil received by the Partnership increased during the quarter ended March 31, 2005 as compared to the quarter ended March 31, 2004 by 24%, or $8.58 per barrel, resulting in an increase of approximately $78,900 in income from net profits interests. Oil sales represented 89% of total oil and gas sales during the quarter ended March 31, 2005 as compared to 87% during the quarter ended March 31, 2004.

The average price for an mcf of gas received by the Partnership increased during the same period by 6%, or $.32 per mcf, resulting in an increase of approximately $2,800 in income from net profits interests.

The total increase in income from net profits interests due to the change in prices received from oil and gas production is approximately $81,700. The market price for oil and gas has been extremely volatile over the past decade, and management expects a certain amount of volatility to continue in the foreseeable future.

Oil production increased approximately 150 barrels or 2% during the quarter ended March 31, 2005 as compared to the quarter ended March 31, 2004, resulting in an increase of approximately $5,400 in income from net profits interests.

Gas production increased approximately 96 mcf or 1% during the same period, resulting in an increase of approximately $500 in income from net profits interests.

The total increase in income from net profits interests due to the change in production is approximately $5,900.

Lease operating costs and production taxes were 41% higher, or approximately $47,100 more during the quarter ended March 31, 2005 as compared to the quarter ended March 31, 2004. The increase in lease operating costs is from well repair work on three properties and higher electricity costs on several properties.

Costs and Expenses

Total costs and expenses decreased to $22,606 for the quarter ended March 31, 2005 from $29,053 for the same period in 2004. This represents a decrease of 22%. The decrease is a result of the lower accretion expense, depletion expense and general and administrative expense.

General and administrative costs consist of independent accounting and engineering fees, computer services, postage, and Managing General Partner personnel costs. General and administrative costs decreased 26% or approximately $5,600 during the quarter ended March 31, 2005 as compared to the quarter ended March 31, 2004.

Depletion expense decreased to $3,647 for the quarter ended March 31, 2005 from $4,000 for the same period in 2004. This represents a decrease of 9%. The contributing factor to the decrease in depletion expense is in relation to the BOE depletion rate for the quarter ended March 31, 2005, which was $.34 applied to 10,681 BOE as compared to $.38 applied to 10,515 BOE for the same period.

Accretion expense decreased to $2,693 for the quarter ended March 31, 2005 from $3,199 for the same period in 2004. This represents a decrease of 16%. The decrease in accretion is from discontinuing accretion on several wells that reached their projected end of life in 2004.

Liquidity and Capital Resources

The primary source of cash is from operations, the receipt of income from interests in oil and gas properties. The Partnership knows of no material change, nor does it anticipate any such change.

Cash flows provided by operating activities were approximately $268,500 in the quarter ended March 31, 2005 as compared to approximately $177,400 in the quarter ended March 31, 2004.

Cash flows used in financing activities were approximately $300,200 in the quarter ended March 31, 2005 as compared to approximately $175,100 in the quarter ended March 31, 2004. The only use in financing activities was the distributions to partners.

Total distributions during the quarter ended March 31, 2004 were $300,000 of which $270,000 ($26.61 per unit) was distributed to the limited partners and $30,000 to the general partners. Total distributions during the quarter ended March 31, 2004 were $175,000 of which $157,500 ($15.52 per unit) was distributed to the limited partners and $17,500 to the general partners.

The source for the 2005 distributions of $300,000 was oil and gas operations of approximately $268,500, with the balance from available cash on hand at the beginning of the period. The source for the 2004 distributions of $175,000 was oil and gas operations of approximately $177,400, resulting in excess cash for contingencies or subsequent distributions.

Cumulative cash distributions of $9,057,802 have been made to the general and limited partners. As of March 31, 2005, $8,173,913 or $805.55 per limited partner unit has been distributed to the limited partners, representing a 161% return of the capital contributed.

As of March 31, 2005, the Partnership had approximately $356,600 in working capital. The Managing General Partner knows of no unusual contractual commitments. Although the partnership held many long-lived properties at inception, because of the restrictions on property development imposed by the partnership agreement, the Partnership cannot develop its non-producing properties, if any. Without continued development, the producing reserves continue to deplete. Accordingly, as the Partnership's properties have matured and depleted, the net cash flows from operations for the partnership has steadily declined, except in periods of substantially increased commodity pricing. Maintenance of properties and administrative expenses for the Partnership are increasing relative to production. As the properties continue to deplete, maintenance of properties and administrative costs as a percentage of production are expected to continue to increase.

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

In September 2004, the Securities and Exchange Commission issued Staff Accounting Bulletin No. 106 ("SAB 106"). SAB 106 expresses the SEC staff's views regarding SFAS No. 143 and its impact on both the full-cost ceiling test and the calculation of depletion expense. In accordance with SAB 106, beginning in the first quarter of 2005, undiscounted abandonment costs for wells to be drilled in the future to develop proved reserves are included in the unamortized cost of oil and gas properties, net of related salvage value, for purposes of computing depreciation, depletion and amortization ("DD&A"). The implementation of SAB 106 did not have a material impact on our financial statements.

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

Internal Control Over Financial Reporting
There has not been any change in the Partnership's internal control over financial reporting that occurred during the quarter ended March 31, 2005 that has materially affected, or is reasonably likely to materially affect, its internal control over financial reporting.

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



Date:  May 16, 2005

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


Date:  May 16, 2005                /s/ L. Paul Latham
                                   L. Paul Latham
                                   President and Chief Executive Officer
                                   of Southwest Royalties, Inc., the
                                   Managing General Partner of
                                   Southwest Royalties Institutional Income
Fund VIII-B, L.P.

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


Date:  May 16, 2005                /s/ Mel G. Riggs
                                   Mel G. Riggs
                                     Vice  President  and  Chief  Financial
Officer of
                                   Southwest Royalties, Inc., the
                                   Managing General Partner of
                                   Southwest Royalties Institutional Income
Fund VIII-B, L.P.

                                                               Exhibit 32.1

               CERTIFICATION OF CHIEF EXECUTIVE OFFICER AND
                          CHIEF FINANCIAL OFFICER

Pursuant to 18 U.S.C. 1350 and in connection with the accompanying report on Form 10-Q for the period ended March 31, 2005 that is being filed concurrently with the Securities and Exchange Commission on the date hereof (the "Report"), each of the undersigned officers of Southwest Royalties Institutional Income Fund VIII-B, L. P. (the "Company"), hereby certifies that:

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

                                   May 16, 2005


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

                                   May 16, 2005