Form 10-Q
period 2005-06-30
SOUTHWEST ROYALTIES INSTITUTIONAL INCOME FUND VIII B L P
filed 2005-08-15
CIK 825886

22
                                FORM 10-Q


                    SECURITIES AND EXCHANGE COMMISSION
                         WASHINGTON, D.C.  20549

(Mark One)

(X)  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
     OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2005

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

                     PART I. - FINANCIAL INFORMATION


Item 1. Financial Statements

The unaudited condensed financial statements included herein have been prepared by the Registrant (herein also referred to as the "Partnership") in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments necessary for a fair presentation have been included and are of a normal recurring nature. The financial statements should be read in conjunction with the audited financial statements and the notes thereto for the year ended December 31, 2004, which are found in the Registrant's Form 10-K Report for 2004 filed with the Securities and Exchange Commission. The December 31, 2004 balance sheet included herein has been taken from the Registrant's 2004 Form 10-K Report. Operating results for the three and six month periods ended June 30, 2005 are not necessarily indicative of the results that may be expected for the full year.

        Southwest Royalties Institutional Income Fund VIII-B, L.P.
                              Balance Sheets

                                 June 30,  December
                                             31,
                                   2005      2004
                                  ------    ------
                                 (unaudit
                                   ed)
Assets
----------

Current assets:
 Cash and cash equivalents    $  106,888   155,361
  Receivable  from  Managing     227,342   219,678
General Partner
                                 --------  --------
                                 -----     -----
   Total current assets          334,230   375,039
                                 --------  --------
                                 -----     -----
Oil  and  gas  properties  -
using the full-
 cost method of accounting       4,070,68  4,070,68
                                 1         1
       Less      accumulated
depreciation,
         depletion       and     3,745,51  3,738,29
amortization                     8         9
                                 --------  --------
                                 -----     -----
      Net   oil   and    gas     325,163   332,382
properties
                                 --------  --------
                                 -----     -----
                              $  659,393   707,421
                                 =======   =======
Liabilities  and   Partners'
Equity
----------------------------
------------

Current     liability      -  $  1,292     1,190
distributions payable
                                 --------  --------
                                 -----     -----

Asset retirement obligation      175,027   169,641
                                 --------  --------
                                 -----     -----
Partners' equity:
 General partner                 11,280    15,910
 Limited partners                471,794   520,680
                                 --------  --------
                                 -----     -----
   Total partners' equity        483,074   536,590
                                 --------  --------
                                 -----     -----
                              $  659,393   707,421
                                 =======   =======














                  The accompanying notes are an integral
                    part of these financial statements.

        Southwest Royalties Institutional Income Fund VIII-B, L.P.
                         Statements of Operations
                               (unaudited)

                                   Three Months Ended   Six Months Ended
                                        June 30,            June 30,
                                     2005      2004      2005      2004
                                    -----     -----     -----     -----
Revenues
------------
Income    from   net   profits  $  354,004   254,165   652,482   512,153
interests
Interest                           721       273       1,310     505
Other                              -         346       -         596
                                   --------  --------  --------  --------
                                   --        --        --        --
                                   354,725   254,784   653,792   513,254
                                   --------  --------  --------  --------
                                   --        --        --        --
Expenses
-------------
Depreciation,  depletion   and     3,572     4,000     7,219     8,000
amortization
Accretion expense                  2,693     3,199     5,387     6,398
General and administrative         22,515    24,428    44,702    46,282
                                   --------  --------  --------  --------
                                   --        --        --        --
                                   28,780    31,627    57,308    60,680
                                   --------  --------  --------  --------
                                   --        --        --        --
Net income                      $  325,945   223,157   596,484   452,574
                                   ======    ======    ======    ======
Net income allocated to:
 Managing General Partner       $  32,952    22,716    60,370    46,057
                                   ======    ======    ======    ======
 Limited Partners               $  292,993   200,441   536,114   406,517
                                   ======    ======    ======    ======
  Per limited partner unit      $    28.87
                                             19.75     52.83     40.06
                                   ======    ======    ======    ======






















                  The accompanying notes are an integral
                    part of these financial statements.

        Southwest Royalties Institutional Income Fund VIII-B, L.P.
                         Statements of Cash Flows
                               (unaudited)

                                       Six Months Ended
                                           June 30,
                                        2005      2004
                                       -----     -----
Cash    flows   from    operating
activities:
  Cash received from income  from
net
  profits interests                $  644,817   428,945
 Cash paid to suppliers               (44,702)  (46,282)
 Interest received                    1,310     505
 Other                                -         596
                                      --------  --------
                                      --        --
   Net cash provided by operating     601,425   383,764
activities
                                      --------  --------
                                      --        --
Cash    flows   from    financing
activities:
 Distributions to partners            (650,000  (350,000
                                      )         )
 Increase in distribution             102       (224)
                                      --------  --------
                                      --        --
   Net  cash  used  in  financing     (649,898  (350,224
activities                            )         )
                                      --------  --------
                                      --        --

Net  (decrease) increase in  cash     (48,473)  33,540
and cash equivalents

Beginning of period                   155,361   103,986
                                      --------  --------
                                      --        --
End of period                      $  106,888   137,526
                                      ======    ======
Reconciliation of net  income  to
net cash
provided by operating activities:

Net income                         $  596,484   452,574

Adjustments   to  reconcile   net
income to net
cash    provided   by   operating
activities:

Depreciation,    depletion    and     7,219     8,000
amortization
Accretion expense                     5,387     6,398
Increase in receivables               (7,665)   (83,208)
                                      --------  --------
                                      --        --
Net  cash  provided by  operating  $  601,425   383,764
activities
                                      ======    ======










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

2.   Summary of Significant Accounting Policies
     The interim financial information as of June 30, 2005, and for the three and six months ended June 30, 2005, is unaudited. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted in this Form 10-Q pursuant to the rules and regulations of the Securities and Exchange Commission. However, in the opinion of management, these interim financial statements include all the necessary adjustments to fairly present the results of the interim periods and all such adjustments are of a normal recurring nature. The interim consolidated financial statements should be read in conjunction with the Partnership's Annual Report on Form 10-K for the year ended December 31, 2004.

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

Should the net capitalized costs exceed the estimated present value of oil and gas reserves, discounted at 10%, such excess costs would be charged to current expense. As of June 30, 2005, the net capitalized costs did not exceed the estimated present value of oil and gas reserves.

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

The Partnership recognizes income from its net profits interest in oil and gas property on an accrual basis, while the quarterly cash distributions of the net profits interest are based on a calculation of actual cash received from oil and gas sales, net of expenses incurred during that quarterly period. If the net profits interest calculation results in expenses incurred exceeding the oil and gas income received during a quarter, no cash distribution is due to the Partnership's net profits interest until the deficit is recovered from future net profits. The Partnership accrues a quarterly loss on its net profits interest provided there is a cumulative net amount due for accrued revenue as of the balance sheet date. As of June 30, 2005, there were no timing differences, which resulted in a deficit net profit interest.

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

Results of Operations

General Comparison of the Quarters Ended June 30, 2005 and 2004

The following table provides certain information regarding performance factors for the quarters ended June 30, 2005 and 2004:

                                    Three Months
                                       Ended         Percenta
                                                        ge
                                      June 30,       Increase
                                   2005      2004    (Decreas
                                                        e)
                                   ----      ----    --------
                                                        --
Oil production in barrels        8,795     9,310     (6%)
Gas production in mcf            8,735     8,900     (2%)
Total BOE                        10,251    10,793    (5%)
Average price per barrel  of  $   47.81              30%
oil                                        36.72
Average price per mcf of gas  $    6.13              6%
                                           5.79
Income   from  net   profits  $  354,004   254,165   39%
interests
Partnership distributions     $  350,000   175,000   100%
Limited              partner  $  315,000   157,500   100%
distributions
Per  unit  distribution   to
limited
 partners                     $   31.04              100%
                                           15.52
Number  of  limited  partner     10,147    10,147
units

Income from net profits

The Partnership's income from net profits interests increased to $354,004 from $254,165 for the quarters ended June 30, 2005 and 2004, respectively, an increase of 39%. The principal factors affecting the comparison of the quarters ended June 30, 2005 and 2004 are as follows:

The average price for a barrel of oil received by the Partnership increased during the quarter ended June 30, 2005 as compared to the quarter ended June 30, 2004 by 30%, or $11.09 per barrel, resulting in an increase of approximately $97,500 in income from net profits interests. Oil sales represented 89% of total oil and gas sales during the quarter ended June 30, 2005 as compared to 87% during the quarter ended June 30, 2004.

The average price for an mcf of gas received by the Partnership increased during the same period by 6%, or $.34 per mcf, resulting in an increase of approximately $3,000 in income from net profits interests.

The total increase in income from net profits interests due to the change in prices received from oil and gas production is approximately $100,500. The market price for oil and gas has been extremely volatile over the past decade, and management expects a certain amount of volatility to continue in the foreseeable future.

Oil production decreased approximately 515 barrels or 6% during the quarter ended June 30, 2005 as compared to the quarter ended June 30, 2004, resulting in a decrease of approximately $18,900 in income from net profits interests.

Gas production decreased approximately 165 mcf or 2% during the same period, resulting in a decrease of approximately $1,000 in income from net profits interests.

The total decrease in income from net profits interests due to the change in production is approximately $19,900.

Lease operating costs and production taxes were 14% lower, or approximately $19,100 less during the quarter ended June 30, 2005 as compared to the quarter ended June 30, 2004. The decrease is primarily due to a decrease in lease operating charges allocated to the Partnership.

Costs and Expenses

Total costs and expenses decreased to $28,780 from $31,627 for the quarters ended June 30, 2005 and 2004, respectively, a decrease of 9%. The decrease is the result lower general and administrative expense, depletion expense and accretion expense.

General and administrative costs consists of independent accounting and engineering fees, computer services, postage, and Managing General Partner personnel costs. General and administrative costs decreased 8% or approximately $1,900 during the quarter ended June 30, 2005 as compared to the quarter ended June 30, 2004.

Depletion expense decreased to $3,572 for the quarter ended June 30, 2005 from $4,000 for the same period in 2004. This represents a decrease of 11%. The contributing factor to the decrease in depletion expense is in relation to the BOE depletion rate for the quarter ended June 30, 2005, which was $.35 applied to 10,251 BOE as compared to $.37 applied to 10,793 BOE for the same period in 2004.

Accretion expense decreased to $2,693 for the quarter ended June 30, 2005 from $3,199 for the same period in 2004. This represents a decrease of 16%. The decrease in accretion is from discontinuing accretion on several wells that reached their projected end of life in 2004.

General Comparison of the Six Month Periods Ended June 30, 2005 and 2004

The following table provides certain information regarding performance factors for the six month periods ended June 30, 2005 and 2004:

                                     Six Months
                                       Ended         Percenta
                                                        ge
                                      June 30,       Increase
                                   2005      2004    (Decreas
                                                        e)
                                   ----      ----    --------
                                                        --
Oil production in barrels        17,985    18,350    (2%)
Gas production in mcf            17,681    17,750    -
Total BOE                         20,932             (2%)
                                           21,308
Average price per barrel  of  $    46.22             27%
oil                                        36.42
Average price per mcf of gas  $     5.91             6%
                                           5.59
Income   from  net   profits  $  652,482   512,153   27%
interests
Partnership distributions     $  650,000   350,000   86%
Limited              partner  $  585,000   315,000   86%
distributions
Per  unit  distribution   to  $    57.65             86%
limited partners                           31.04
Number  of  limited  partner     10,147    10,147
units

Income from net profits

The Partnership's income from net profits interests increased to $652,482 from $512,153 for the six months ended June 30, 2005 and 2004, respectively, an increase of 27%. The principal factors affecting the comparison of the six months ended June 30, 2005 and 2004 are as follows:

The average price for a barrel of oil received by the Partnership increased during the six months ended June 30, 2005 as compared to the six months ended June 30, 2004 by 27%, or $9.80 per barrel, resulting in an increase of approximately $176,300 in income from net profits interests. Oil sales represented 89% of total oil and gas sales during the six months ended June 30, 2005 as compared to 87% during the six months ended June 30, 2004.

The average price for an mcf of gas received by the Partnership increased during the same period by 6%, or $.32 per mcf, resulting in an increase of approximately $5,700 in income from net profits interests.

The total increase in income from net profits interests due to the change in prices received from oil and gas production is approximately $182,000. The market price for oil and gas has been extremely volatile over the past decade, and management expects a certain amount of volatility to continue in the foreseeable future.

Oil production decreased approximately 365 barrels or 2% during the six months ended June 30, 2005 as compared to the six months ended June 30, 2004, resulting in a decrease of approximately $13,300 in income from net profits interests.

Gas production decreased approximately 69 mcf or less than 1% during the same period, resulting in a decrease of approximately $400 in income from net profits interests.

The total decrease in income from net profits interests due to the change in production is approximately $13,700.

Lease operating costs and production taxes were 11% higher, or approximately $28,000 more during the six months ended June 30, 2005 as compared to the six months ended June 30, 2004. The increase in lease operating costs is from well repair work on two wells.

Costs and Expenses

Total costs and expenses decreased to $57,308 from $60,680 for the six months ended June 30, 2005 and 2004, respectively, a decrease of 6%. The decrease is the result of lower accretion expense, general and administrative expense and depletion expense.

General and administrative costs consists of independent accounting and engineering fees, computer services, postage, and Managing General Partner personnel costs. General and administrative costs decreased 3% or approximately $1,600 during the six months ended June 30, 2005 as compared to the six months ended June 30, 2004.

Depletion expense decreased to $7,219 for the six months ended June 30, 2005 from $8,000 for the same period in 2004. This represents a decrease of 10%. The contributing factor to the decrease in depletion expense is in relation to the BOE depletion rate for the six months ended June 30, 2005, which was $.34 applied to 20,932 BOE as compared to $.38 applied to 21,308 BOE for the same period in 2004.

Accretion expense decreased to $5,387 for the six months ended June 30, 2005 from $6,398 for the same period in 2005. This represents a decrease of 16%. The decrease in accretion is from discontinuing accretion on several wells that reached their projected end of life in 2004.

Liquidity and Capital Resources

The primary source of cash is from operations, the receipt of income from interests in oil and gas properties. The Partnership knows of no material change, nor does it anticipate any such change.

Cash flows provided by operating activities were approximately $601,400 in the six months ended June 30, 2005 as compared to approximately $383,800 in the six months ended June 30, 2004.

Cash flows used in financing activities were approximately $649,900 in the six months ended June 30, 2005 as compared to approximately $350,200 in the six months ended June 30, 2004. The only use in financing activities was the distributions to partners.

Total distributions during the six months ended June 30, 2005 were $650,000 of which $585,000 ($57.65 per unit) was distributed to the limited partners and $65,000 to the general partner. Total distributions during the six months ended June 30, 2004 were $350,000 of which $315,000 ($31.04 per unit) was distributed to the limited partners and $35,000 to the general partners.

The sources for the 2005 distributions of $650,000 were oil and gas operations of approximately $601,400, with the balance from available cash on hand at the beginning of the period. The source for the 2004 distributions of $350,000 was oil and gas operations of approximately $383,800, resulting in excess cash for contingencies or subsequent distributions.

Cumulative cash distributions of $9,407,802 have been made to the general and limited partners. As of June 30, 2005, $8,488,913 or $836.59 per limited partner unit has been distributed to the limited partners, representing a 167% of contributed capital.

As of June 30, 2005, the Partnership had approximately $332,900 in working capital. The Managing General Partner knows of no unusual contractual commitments. Although the partnership held many long-lived properties at inception, because of the restrictions on property development imposed by the partnership agreement, the Partnership cannot develop its non producing properties, if any. Without continued development, the producing reserves continue to deplete. Accordingly, as the Partnership's properties have matured and depleted, the net cash flows from operations for the partnership has steadily declined, except in periods of substantially increased commodity pricing. Maintenance of properties and administrative expenses for the Partnership are increasing relative to production. As the properties continue to deplete, maintenance of properties and administrative costs as a percentage of production are expected to continue to increase.

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

Internal Control Over Financial Reporting
There has not been any change in the Partnership's internal control over financial reporting that occurred during the six months ended June 30, 2005 that has materially affected, or is reasonably likely to materially affect, its internal control over financial reporting.

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



Date:  August 12, 2005

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


Date:  August 12, 2005             /s/ L. Paul Latham
                                   L. Paul Latham
                                   President and Chief Executive Officer
                                   of Southwest Royalties, Inc., the
                                   Managing General Partner of
                                   Southwest Royalties Institutional Income
Fund VIII-B, L.P.

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


Date:  August 12, 2005             /s/ Mel G. Riggs
                                   Mel G. Riggs
                                     Vice  President  and  Chief  Financial
Officer of
                                   Southwest Royalties, Inc., the
                                   Managing General Partner of
                                   Southwest Royalties Institutional Income
Fund VIII-B, L.P.

                                                               Exhibit 32.1

               CERTIFICATION OF CHIEF EXECUTIVE OFFICER AND
                          CHIEF FINANCIAL OFFICER

Pursuant to 18 U.S.C. 1350 and in connection with the accompanying report on Form 10-Q for the period ended June 30, 2005 that is being filed concurrently with the Securities and Exchange Commission on the date hereof (the "Report"), each of the undersigned officers of Southwest Royalties Institutional Income Fund VIII-B, L. P. (the "Company"), hereby certifies that:

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

                                   August 12, 2005


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

                                   August 12, 2005