Form 10-Q
period 2005-09-30
SOUTHWEST ROYALTIES INSTITUTIONAL INCOME FUND VIII B L P
filed 2005-11-14
CIK 825886

22
                                 FORM 10-Q


                    SECURITIES AND EXCHANGE COMMISSION
                         WASHINGTON, D. C.  20549

(Mark One)

(X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2005

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

                      PART I. - FINANCIAL INFORMATION

Item 1.  Financial Statements

The unaudited condensed financial statements included herein have been prepared by the Registrant (herein also referred to as the "Partnership") in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments necessary for a fair presentation have been included and are of a normal recurring nature. The financial statements should be read in conjunction with the audited financial statements and the notes thereto for the year ended December 31, 2004, which are found in the Registrant's Form 10-K Report for 2004 filed with the Securities and Exchange Commission. The December 31, 2004 balance sheet included herein has been taken from the Registrant's 2004 Form 10-K Report. Operating results for the three and nine-month periods ended September 30, 2005 are not necessarily indicative of the results that may be expected for the full year.

        Southwest Royalties Institutional Income Fund VIII-B, L.P.
                              Balance Sheets

                                 Septembe  December
                                  r 30,      31,
                                   2005      2004
                                  ------    ------
                                 (unaudit
                                   ed)
Assets
----------

Current assets:
 Cash and cash equivalents    $  172,539   155,361
  Receivable  from  Managing     246,311   219,678
General Partner
 Other                           142       -
                                 --------  --------
                                 ----      -----
   Total current assets          418,992   375,039
                                 --------  --------
                                 ----      -----
Oil  and  gas  properties  -
using the full-
 cost method of accounting       4,070,68  4,070,68
                                 1         1
       Less      accumulated
depreciation,
         depletion       and     3,749,24  3,738,29
amortization                     6         9
                                 --------  --------
                                 ----      -----
      Net   oil   and    gas     321,435   332,382
properties
                                 --------  --------
                                 ----      -----
                              $  740,427   707,421
                                 =======   =======
Liabilities  and   Partners'
Equity
----------------------------
------------

Current     liability      -  $  1,447     1,190
distributions payable
                                 --------  --------
                                 ----      -----

Asset retirement obligation      177,720   169,641
                                 --------  --------
                                 ----      -----
Partners' equity:
 General partner                 19,472    15,910
 Limited partners                541,788   520,680
                                 --------  --------
                                 ----      -----
   Total partners' equity        561,260   536,590
                                 --------  --------
                                 ----      -----
                              $  740,427   707,421
                                 =======   =======













                  The accompanying notes are an integral
                    part of these financial statements.

        Southwest Royalties Institutional Income Fund VIII-B, L.P.
                         Statements of Operations
                                (unaudited)

                                 Three Months Ended   Nine Months Ended
                                    September 30,       September 30,
                                   2005      2004      2005      2004
                                   -----     -----     -----     -----
Revenues
-------------
Income from net profits        $ 477,937   236,991   1,130,41  749,144
interests                                            9
Interest                         1,039     303       2,349     808
Other                            -         -         -         596
                                 --------  --------  --------  --------
                                 --        --        ----      --
                                 478,976   237,294   1,132,76  750,548
                                                     8
                                 --------  --------  --------  --------
                                 --        --        ----      --
Expenses
------------
Depreciation, depletion and      3,728     3,712     10,947    11,712
amortization
Accretion of asset retirement    2,693     3,199     8,080     9,597
obligation
General and administrative       19,369    22,373    64,071    68,654
                                 --------  --------  --------  --------
                                 --        --        ----      --
                                 25,790    29,284    83,098    89,963
                                 --------  --------  --------  --------
                                 --        --        ----      --
Net income                     $ 453,186   208,010   1,049,67  660,585
                                                     0
                                 ======    ======    =======   ======
Net income allocated to:
 Managing General Partner      $ 45,691    21,172    106,062   67,230
                                 ======    ======    =======   ======
 Limited Partners              $ 407,495   186,838   943,608   593,355
                                 ======    ======    =======   ======
  Per limited partner unit     $  40.16
                                           18.41     92.99     58.48
                                 ======    ======    =======   ======






















                  The accompanying notes are an integral
                    part of these financial statements.

         Southwest Royalties Institutional Income Fund VIII-B, L.P.
                         Statements of Cash Flows
                                (unaudited)

                                    Nine Month Ended
                                     September 30,
                                     2005      2004
                                    -----     -----
Cash flows from operating
activities
 Cash received from income from
net
  profits interests              $ 1,103,6   671,501
                                   44
 Cash paid to suppliers            (64,071   (68,654
                                   )         )
 Interest received                 2,349     808
 Other                             -         596
                                   -------   -------
                                   -----     ---
  Net cash provided by operating   1,041,9   604,251
activities                         22
                                   -------   -------
                                   -----     ---
Cash flows used in financing
activities
 Distributions to partners         (1,025,   (550,00
                                   000)      0)
 Increase in distribution          257       148
payable
                                   -------   -------
                                   -----     ---
  Net cash used in financing       (1,024,   (549,85
activities                         743)      2)
                                   -------   -------
                                   -----     ---
  Net increase in cash and cash    17,179    54,399
equivalents

 Beginning of period               155,361   103,986
                                   -------   -------
                                   -----     ---
 End of period                   $ 172,540   158,385
                                   =======   ======
Reconciliation of net income to
net cash
 provided by operating
activities

Net income                       $ 1,049,6   660,585
                                   70

Adjustments to reconcile net
income to net
 cash provided by operating
activities
 Depreciation, depletion and       10,947    11,712
amortization
 Accretion of asset retirement     8,080     9,597
obligation
 Increase in receivables           (26,775   (77,643
                                   )         )
                                   -------   -------
                                   -----     ---
Net cash provided by operating   $ 1,041,9   604,251
activities                         22
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

2.   Summary of Significant Accounting Policies
     The interim financial information as of September 30, 2005, and for the three and nine months ended September 30, 2005, is unaudited. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted in this Form 10-Q pursuant to the rules and regulations of the Securities and Exchange Commission. However, in the opinion of management, these interim financial statements include all the necessary adjustments to fairly present the results of the interim periods and all such adjustments are of a normal recurring nature. The interim consolidated financial statements should be read in conjunction with the Partnership's Annual Report on Form 10-K for the year ended December 31, 2004.

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

Should the net capitalized costs exceed the estimated present value of oil and gas reserves, discounted at 10%, such excess costs would be charged to current expense. As of September 30, 2005, the net capitalized costs did not exceed the estimated present value of oil and gas reserves.

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

The Partnership recognizes income from its net profits interest in oil and gas property on an accrual basis, while the quarterly cash distributions of the net profits interest are based on a calculation of actual cash received from oil and gas sales, net of expenses incurred during that quarterly period. If the net profits interest calculation results in expenses incurred exceeding the oil and gas income received during a quarter, no cash distribution is due to the Partnership's net profits interest until the deficit is recovered from future net profits. The Partnership accrues a quarterly loss on its net profits interest provided there is a cumulative net amount due for accrued revenue as of the balance sheet date. As of September 30, 2005, there were no timing differences, which resulted in a deficit net profit interest.

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

Results of Operations

General Comparison of the Quarters Ended September 30, 2005 and 2004

The following table provides certain information regarding performance factors for the quarters ended September 30, 2005 and 2004:

                                    Three Months
                                       Ended         Percenta
                                                        ge
                                   September 30,     Increase
                                   2005      2004    (Decreas
                                                        e)
                                  -----     -----    --------
                                                        --
Oil production in barrels        10,074    8,778     15%
Gas production in mcf            8,238     8,131     1%
Total BOE                        11,447    10,133    13%
Average price per barrel  of  $   59.09              41%
oil                                        41.88
Average price per mcf of gas  $    7.94              41%
                                           5.65
Income   from  net   profits  $  477,937   236,991   102%
interests
Partnership distributions     $  375,000   200,000   88%
Limited              partner  $  337,500   180,000   88%
distributions
Per  unit  distribution   to  $   33.26              88%
limited partners                           17.74
Number  of  limited  partner     10,147    10,147
units

Income from net profits

The Partnership's income from net profits interests increased to $477,937 from $236,991 for the quarters ended September 30, 2005 and 2004, respectively, an increase of 102%. The principal factors affecting the comparison of the quarters ended September 30, 2005 and 2004 are as follows:

The average price for a barrel of oil received by the Partnership increased during the quarter ended September 30, 2005 as compared to the quarter ended September 30, 2004 by 41%, or $17.21 per barrel, resulting in an increase of approximately $173,400 in income from net profits interests. Oil sales represented 90% of total oil and gas sales during the quarter ended September 30, 2005 as compared to 89% during the quarter ended September 30, 2004.

The average price for an mcf of gas received by the Partnership increased during the same period by 41%, or $2.29 per mcf, resulting in an increase of approximately $18,900 in income from net profits interests.

The total increase in income from net profits interests due to the change in prices received from oil and gas production is approximately $192,300. The market price for oil and gas has been extremely volatile over the past decade, and management expects a certain amount of volatility to continue in the foreseeable future.

Oil production increased approximately 1,296 barrels or 15% during the quarter ended September 30, 2005 as compared to the quarter ended September 30, 2004, resulting in an increase of approximately $54,300 in income from net profits interests.

Gas production increased approximately 107 mcf or 1% during the same period, resulting in an increase of approximately $600 in income from net profits interests.

The total increase in income from net profits interests due to the change in production is approximately $54,900. The increase in oil volumes is primarily from improved production on two properties.

Lease operating costs and production taxes were 3% higher, or approximately $6,100 more during the quarter ended September 30, 2005 as compared to the quarter ended September 30, 2004.

Costs and Expenses

Total costs and expenses decreased to $25,790 from $29,284 for the quarters ended September 30, 2005 and 2004, respectively, a decrease of 12%. The decrease is the result of lower general and administrative expense and accretion expense, partially offset by an increase in depletion expense.

General and administrative costs consists of independent accounting and engineering fees, computer services, postage, and Managing General Partner personnel costs. General and administrative costs decreased 13% or approximately $3,000 during the quarter ended September 30, 2005 as compared to the quarter ended September 30, 2004. The decrease in General and Administrative Expense is primarily due to lower engineering service costs.

Depletion expense increased to $3,728 for the quarter ended September 30, 2005 from $3,712 for the same period in 2004. This represents an increase of less than 1%. The contributing factor to the decrease in depletion expense is in relation to the BOE depletion rate for the quarter ended September 30, 2005, which was $.33 applied to 11,447 BOE as compared to $.37 applied to 10,133 BOE for the same period in 2004. The lower depletion rate in 2005 is due to the upward revision in reserve estimates resulting from higher oil and gas prices.

Accretion expense decreased to $2,693 for the quarter ended September 30, 2005 from $3,199 for the same period in 2004. This represents a decrease of 16%. The decrease in accretion is from discontinuing accretion on several wells that reached their projected end of life in 2004.

General  Comparison of the Nine-Month Periods Ended September 30, 2005  and
2004

The following table provides certain information regarding performance factors for the nine-month periods ended September 30, 2005 and 2004:

                                    Nine Months
                                       Ended         Percenta
                                                        ge
                                   September 30,     Increase
                                   2005      2004    (Decreas
                                                        e)
                                  -----     -----    --------
                                                        --
Oil production in barrels        28,059    27,128    3%
Gas production in mcf            25,919    25,881    -
Total BOE                        32,379    31,442    3%
Average price per barrel  of  $    50.84             33%
oil                                        38.19
Average price per mcf of gas  $     6.56             17%
                                           5.61
Income   from  net   profits  $  1,130,41  749,144   51%
interests                        9
Partnership distributions     $  1,025,00  550,000   86%
                                 0
Limited              partner  $  922,500   495,000   86%
distributions
Per  unit  distribution   to  $    90.91             86%
limited partners                           48.78
Number  of  limited  partner     10,147    10,147
units

Income from net profits

The Partnership's income from net profits interests increased to $1,130,419 from $749,144 for the nine months ended September 30, 2005 and 2004, respectively, an increase of 51%. The principal factors affecting the comparison of the nine months ended September 30, 2005 and 2004 are as follows:

The average price for a barrel of oil received by the Partnership increased during the nine months ended September 30, 2005 as compared to the nine months ended September 30, 2004 by 33%, or $12.65 per barrel, resulting in an increase of approximately $354,900 in income from net profits interests. Oil sales represented 89% of total oil and gas sales during the nine months ended September 30, 2005 as compared to 88% during the nine months ended September 30, 2004.

The average price for an mcf of gas received by the Partnership increased during the same period by 17%, or $.95 per mcf, resulting in an increase of approximately $24,600 in income from net profits interests.

The total increase in income from net profits interests due to the change in prices received from oil and gas production is approximately $379,500. The market price for oil and gas has been extremely volatile over the past decade, and management expects a certain amount of volatility to continue in the foreseeable future.

Oil production increased approximately 931 barrels or 3% during the nine months ended September 30, 2005 as compared to the nine months ended September 30, 2004, resulting in an increase of approximately $35,600 in income from net profits interests.

Gas production increased approximately 38 mcf or less than 1% during the same period, resulting in an increase of approximately $200 in income from net profits interests.

The total increase in income from net profits interests due to the change in production is approximately $35,800.

Lease operating costs and production taxes were 8% higher, or approximately $34,100 more during the nine months ended September 30, 2005 as compared to the nine months ended September 30, 2004.

Costs and Expenses

Total costs and expenses decreased to $83,098 from $89,963 for the nine months ended September 30, 2005 and 2004, respectively, a decrease of 8%. The decrease is the result of lower accretion expense, depletion expense and general and administrative expense.

General and administrative costs consists of independent accounting and engineering fees, computer services, postage, and Managing General Partner personnel costs. General and administrative costs decreased 7% or approximately $4,600 during the nine months ended September 30, 2005 as compared to the nine months ended September 30, 2004.

Depletion expense decreased to $10,947 for the nine months ended September 30, 2005 from $11,712 for the same period in 2004. This represents a decrease of 7%. The contributing factor to the decrease in depletion expense is in relation to the BOE depletion rate for the nine months ended September 30, 2005, which was $.34 applied to 32,379 BOE as compared to $.37 applied to 31,442 BOE for the same period in 2004. The lower depletion rate in 2005 is due to the upward revision in reserve estimates resulting from higher oil and gas prices.

Accretion expense decreased to $8,080 for the nine months ended September 30, 2005 from $9,597 for the same period in 2005. This represents a decrease of 16%. The decrease in accretion is from discontinuing accretion on several wells that reached their projected end of life in 2004.

Liquidity and Capital Resources

The primary source of cash is from operations, the receipt of income from interests in oil and gas properties. The Partnership knows of no material change, nor does it anticipate any such change.

Cash flows provided by operating activities were approximately $1,041,900 in the nine months ended September 30, 2005 as compared to approximately $604,300 in the nine months ended September 30, 2004.

Cash flows used in financing activities were approximately $1,024,700 in the nine months ended September 30, 2005 as compared to approximately $549,900 in the nine months ended September 30, 2004. The only use in financing activities was the distributions to partners.

Total distributions during the nine months ended September 30, 2005 were $1,025,000 of which $922,500 was distributed to the limited partners and $102,500 to the general partners. The per unit distribution to limited partners during the nine months ended September 30, 2005 was $90.91. Total distributions during the nine months ended September 30, 2004 were $550,000 of which $495,000 was distributed to the limited partners and $55,000 to the general partners. The per unit distribution to limited partners during the nine months ended September 30, 2004 was $48.78.

The source for the 2005 distributions of $1,025,000 was oil and gas operations of approximately $1,041,900, resulting in excess cash for contingencies  or  subsequent  distributions.  The  sources  for  the  2004 distributions of $550,000 were oil and gas operations of approximately $604,300, resulting in excess cash for contingencies or subsequent distributions.

Cumulative cash distributions of $9,782,802 have been made to the partners. As of September 30, 2005, $8,826,413 or $869.85 per limited partner unit has been distributed to the limited partners, representing a 174% return of the capital contributed.

As of September 30, 2005, the Partnership had approximately $417,500 in working capital. The Managing General Partner knows of no unusual contractual commitments. The partnership held many long-lived properties at inception, however due to the restrictions on property development imposed by the partnership agreement, the Partnership cannot develop its non producing properties. Without continued development, the producing reserves continue to deplete. Accordingly, as the Partnership's properties have matured and depleted, the net cash flows from operations for the partnership has steadily declined, except in periods of substantially increased commodity pricing. Maintenance of properties and administrative expenses for the Partnership are increasing relative to production. As the properties continue to deplete, maintenance of properties and administrative costs as a percentage of production are expected to continue to increase.

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

Internal Control Over Financial Reporting
There has not been any change in the Partnership's internal control over financial reporting that occurred during the quarter ended September 30, 2005 that has materially affected, or is reasonably likely to materially affect, its internal control over financial reporting.

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



Date:  November 14, 2005

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


Date:  November 14, 2005           /s/ L. Paul Latham
                                   L. Paul Latham
                                   President and Chief Executive Officer
                                   of Southwest Royalties, Inc., the
                                   Managing General Partner of
                                   Southwest Royalties Institutional Income
Fund VIII-B, L.P.

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


Date:  November 14, 2005           /s/ Mel G. Riggs
                                   Mel G. Riggs
                                     Vice  President  and  Chief  Financial
Officer of
                                   Southwest Royalties, Inc., the
                                   Managing General Partner of
                                   Southwest Royalties Institutional Income
Fund VIII-B, L.P.

                                                               Exhibit 32.1

               CERTIFICATION OF CHIEF EXECUTIVE OFFICER AND
                          CHIEF FINANCIAL OFFICER

Pursuant to 18 U.S.C. 1350 and in connection with the accompanying report on Form 10-Q for the period ended September 30, 2005 that is being filed concurrently with the Securities and Exchange Commission on the date hereof (the "Report"), each of the undersigned officers of Southwest Royalties Institutional Income Fund VIII-B, L. P. (the "Company"), hereby certifies that:

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

                                   November 14, 2005


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

                                   November 14, 2005