Form 10-Q
period 2006-03-31
SOUTHWEST ROYALTIES INSTITUTIONAL INCOME FUND VIII B L P
filed 2006-05-15
CIK 825886

1 of 19
                                FORM 10-Q

                    SECURITIES AND EXCHANGE COMMISSION
                         WASHINGTON, D.C.  20549

(Mark One)

(X)  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
     OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2006

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

Indicate by check mark whether the registrant is large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of "accelerated filer and large accelerated filer" in Rule 12b-2 of the Exchange Act. (Check one):
      Large accelerated filer ___        Accelerated filer ___         Non-
accelerated filer  X

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
                                                            Yes__ No  X

The registrant's outstanding securities consist of Units of limited partnership interests for which there exists no established public market from which to base a calculation of aggregate market value.

        The total number of pages contained in this report is 19.

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

                     PART I. - FINANCIAL INFORMATION


Item 1.   Financial Statements

The unaudited condensed financial statements included herein have been prepared by the Registrant (herein also referred to as the "Partnership") in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments necessary for a fair presentation have been included and are of a normal recurring nature. The financial statements should be read in conjunction with the audited financial statements and the notes thereto for the year ended December 31, 2005, which are found in the Registrant's Form 10-K Report for 2005 filed with the Securities and Exchange Commission. The December 31, 2005 balance sheet included herein has been taken from the Registrant's 2005 Form 10-K Report. Operating results for the three month period ended March 31, 2006 are not necessarily indicative of the results that may be expected for the full year.

        Southwest Royalties Institutional Income Fund VIII-B, L.P.
                              Balance Sheets

                                  March    December
                                   31,       31,
                                   2006      2005
                                  ------    ------
                                 (unaudit
                                   ed)
Assets
----------

Current assets:
 Cash and cash equivalents    $  166,170   173,094
  Receivable  from  Managing     272,180   198,811
General Partner
 Other                           595       359
                                 --------  --------
                                 ----      ----
   Total current assets          438,945   372,264
                                 --------  --------
                                 ----      ----
Oil  and  gas  properties  -
using the full-
 cost method of accounting       4,094,07  4,094,07
                                 7         7
       Less      accumulated
depreciation,
         depletion       and     3,755,58  3,752,39
amortization                     3         1
                                 --------  --------
                                 ----      ----
      Net   oil   and    gas     338,494   341,686
properties
                                 --------  --------
                                 ----      ----
                              $  777,439   713,950
                                 =======   =======
Liabilities  and   Partners'
Equity
----------------------------
------------

Current     liability      -  $  683       683
distributions payable
                                 --------  --------
                                 ----      ----

Asset retirement obligation      208,687   204,577
                                 --------  --------
                                 ----      ----
Partners' equity:
 General partner                 20,786    14,529
 Limited partners                547,283   494,161
                                 --------  --------
                                 ----      ----
   Total partners' equity        568,069   508,690
                                 --------  --------
                                 ----      ----
                              $  777,439   713,950
                                 =======   =======












                  The accompanying notes are an integral
                    part of these financial statements.

        Southwest Royalties Institutional Income Fund VIII-B, L.P.
                         Statements of Operations
                               (unaudited)

                                    Three Months Ended
                                        March 31,
                                      2006      2005
                                     -----     -----
Revenues
-------------
   Income   from  net   profits  $  488,536   298,477
interests
 Interest                           1,496     589
                                    --------  --------
                                    --        --
                                    490,032   299,066
                                    --------  --------
                                    --        --
Expenses
------------

  Depreciation,  depletion  and     3,192     3,647
amortization
  Accretion of asset retirement     4,110     2,693
obligation
 General and administrative         23,351    16,266
                                    --------  --------
                                    --        --
                                    30,653    22,606
                                    --------  --------
                                    --        --
Net income                       $  459,379   276,460
                                    ======    ======
Net income allocated to:

 Managing General Partner        $  46,257    28,011
                                    ======    ======
 Limited partners                $  413,122   248,449
                                    ======    ======
  Per limited partner unit       $    40.71     24.49
                                    ======    ======



















                  The accompanying notes are an integral
                    part of these financial statements.

        Southwest Royalties Institutional Income Fund VIII-B, L.P.
                         Statements of Cash Flows
                               (unaudited)

                                      Three Months Ended
                                          March 31,
                                        2006      2005
                                       -----     -----
Cash    flows   from    operating
activities:

  Cash received from income  from
net profits
  Interests                        $  414,931   284,221
 Cash paid to suppliers               (23,351)  (16,266)
 Interest received                    1,496     589
                                      --------  --------
                                      --        --
   Net cash provided by operating     393,076   268,544
activities
                                      --------  --------
                                      --        --
Cash    flows   from    financing
activities:

 Distributions to partners            (400,000  (300,000
                                      )         )
 Decrease in distribution payable     -         (239)
                                      --------  --------
                                      --        --
   Net  cash  used  in  financing     (400,000  (300,239
activities                            )         )
                                      --------  --------
                                      --        --
Net  decrease  in cash  and  cash     (6,924)   (31,695)
equivalents

 Beginning of period                  173,094   155,361
                                      --------  --------
                                      --        --
 End of period                     $  166,170   123,666
                                      ======    ======
Reconciliation of net  income  to
net cash
     provided     by    operating
activities:

Net income                         $  459,379   276,460

Adjustments   to  reconcile   net
income to net
   cash   provided  by  operating
activities:

   Depreciation,  depletion   and     3,192     3,647
amortization
  Accretion  of asset  retirement     4,110     2,693
obligation
 Increase in receivables              (73,605)  (14,256)
                                      --------  --------
                                      --        --
Net  cash  provided by  operating  $  393,076   268,544
activities
                                      ======    ======








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

2.   Summary of Significant Accounting Policies
     The interim financial information as of March 31, 2006, and for the three months ended March 31, 2006, is unaudited. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted in this Form 10-Q pursuant to the rules and regulations of the Securities and Exchange Commission. However, in the opinion of management, these interim financial statements include all the necessary adjustments to fairly present the results of the interim periods and all such adjustments are of a normal recurring nature. The interim consolidated financial statements should be read in conjunction with the Partnership's Annual Report on Form 10-K for the year ended December 31, 2005.

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

        Southwest Royalties Institutional Income Fund VIII-B, L.P.
                     (a Delaware limited partnership)

                      Notes to Financial Statements

3.   Asset Retirement Obligations

     Changes in abandonment obligations for the three months ended March 31, 2006 and 2005 are as follows:

                                        2006     2005
                                       -------  -------
Beginning of year                   $  204,577  169,641
Accretion expense                      4,110    2,693
                                       -------  -------
                                       -------  -----
End of year                         $  208,687  172,334
                                       =======  =======
                                       =

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

Should the net capitalized costs exceed the estimated present value of oil and gas reserves, discounted at 10%, such excess costs would be charged to current expense. As of March 31, 2006, the net capitalized costs did not exceed the estimated present value of oil and gas reserves.

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

The Partnership recognizes income from its net profits interest in oil and gas property on an accrual basis, while the quarterly cash distributions of the net profits interest are based on a calculation of actual cash received from oil and gas sales, net of expenses incurred during that quarterly period. If the net profits interest calculation results in expenses incurred exceeding the oil and gas income received during a quarter, no cash distribution is due to the Partnership's net profits interest until the deficit is recovered from future net profits. The Partnership accrues a quarterly loss on its net profits interest provided there is a cumulative net amount due for accrued revenue as of the balance sheet date. As of March 31, 2006, there were no timing differences, which resulted in a deficit net profit interest.

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

Supplemental Information
The following unaudited information is intended to supplement the financial statements included in this Form 10-Q with data that is not readily available from those statements.

                             Three Months Ended
                                 March 31,
                               2006      2005
                              ------    ------
Oil production in            9,050     9,190
barrels
Gas production in mcf        8,111     8,946
Total (BOE)                  10,402    10,681
Average price per barrel  $    59.46
of oil                                 44.69
Average price per mcf of  $     7.91
gas                                    5.70
Partnership               $  400,000   300,000
distributions
Limited partner           $  360,000   270,000
distributions
Per unit distribution to  $    35.48
limited partners                       26.61
Number of limited            10,147    10,147
partner units

Operating Results
The following discussion compares our results for the quarters ended March 31, 2006 and 2005. Unless otherwise indicated, references to 2006 and 2005 within this section refer to the respective quarterly period.

Income from net profits
Oil and gas prices continued to climb to record levels compared to the previous two years. Comparing 2006 to 2005, oil and gas sales increased $140,500, of which price variances accounted for a $151,500 increase and production variances accounted for a $11,000 decrease.

Production  in  2006  (on a BOE basis) was 3% lower  than  2005.   Our  oil
production decreased 2% in 2006 and our gas production was 9% lower in 2006 than 2005 due primarily to normal production decline.

In 2006, our realized oil price was 33% higher than 2005, while our realized gas price was 39% higher. Historically, the markets for oil and gas have been volatile, and they are likely to continue to be volatile. We have very little control over the prices we receive for our production at the wellhead since most of our physical marketing arrangements are market-sensitive.

Oil and gas production costs on a BOE basis decreased from $15.29 per BOE in 2005 to $10.93 per BOE in 2006. The decrease in oil and gas production costs in 2006 was due primarily to well repairs on two wells in 2005.

Expenses
Depletion on a BOE basis decreased 10% in 2006. Comparing 2006 to 2005, depletion expense decreased $500, of which rate variances accounted for a $400 decrease and production variances accounted for a $100 decrease.

Accretion expense increased 53% in 2006 due primarily to revisions in previous estimates related to increased costs to plug wells.

General and administrative ("G&A") expenses were 44% higher than 2006 as compared to 2005 due primarily to first quarter 2005 administrative charges not recorded until the second quarter of 2005.

Liquidity and Capital Resources
Partnership distributions during the quarter ending March 31, 2006 were $400,000, of which $360,000 was distributed to the limited partners and $40,000 to the general partners. Cumulative cash distributions of $10,582,802 have been made to the general and limited partners as of March 31, 2006. As of March 31, 2006, $9,546,413 or $940.81 per limited partner unit has been distributed to the limited partners, representing 188% of contributed capital.

Recent Accounting Pronouncements

There were no recent accounting pronouncements that had a significant effect on the partnership.

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

Internal Control Over Financial Reporting
There has not been any change in the Partnership's internal control over financial reporting that occurred during the quarter ended March 31, 2006 that has materially affected, or is reasonably likely to materially affect, its internal control over financial reporting.

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



Date:  May 15, 2006

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


Date:  May 15, 2006                /s/ L. Paul Latham
                                   L. Paul Latham
                                   President and Chief Executive Officer
                                   of Southwest Royalties, Inc., the
                                   Managing General Partner of
                                   Southwest Royalties Institutional Income
Fund VIII-B, L.P.

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


Date:  May 15, 2006                /s/ Mel G. Riggs
                                   Mel G. Riggs
                                     Vice  President  and  Chief  Financial
Officer of
                                   Southwest Royalties, Inc., the
                                   Managing General Partner of
                                   Southwest Royalties Institutional Income
Fund VIII-B, L.P.

                                                               Exhibit 32.1

               CERTIFICATION OF CHIEF EXECUTIVE OFFICER AND
                          CHIEF FINANCIAL OFFICER

Pursuant to 18 U.S.C. 1350 and in connection with the accompanying report on Form 10-Q for the period ended March 31, 2006 that is being filed concurrently with the Securities and Exchange Commission on the date hereof (the "Report"), each of the undersigned officers of Southwest Royalties Institutional Income Fund VIII-B, L. P. (the "Company"), hereby certifies that:

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

                                   May 15, 2006


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

                                   May 15, 2006