Form 10-Q
period 2006-09-30
SOUTHWEST ROYALTIES INSTITUTIONAL INCOME FUND VIII B L P
filed 2006-11-13
CIK 825886

1
                                 FORM 10-Q


                    SECURITIES AND EXCHANGE COMMISSION
                         WASHINGTON, D. C.  20549

(Mark One)

(X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2006

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

                      PART I. - FINANCIAL INFORMATION

Item 1.  Financial Statements

The unaudited condensed financial statements included herein have been prepared by the Registrant (herein also referred to as the "Partnership") in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments necessary for a fair presentation have been included and are of a normal recurring nature. The financial statements should be read in conjunction with the audited financial statements and the notes thereto for the year ended December 31, 2005, which are found in the Registrant's Form 10-K Report for 2005 filed with the Securities and Exchange Commission. The December 31, 2005 balance sheet included herein has been taken from the Registrant's 2005 Form 10-K Report. Operating results for the three and nine-month periods ended September 30, 2006 are not necessarily indicative of the results that may be expected for the full year.

        Southwest Royalties Institutional Income Fund VIII-B, L.P.
                              Balance Sheets

                                 Septembe  December
                                  r 30,      31,
                                   2006      2005
                                  ------    ------
                                 (unaudit
                                   ed)
Assets
----------

Current assets:
 Cash and cash equivalents    $  137,204   173,094
  Receivable  from  Managing     265,788   198,811
General Partner
 Other                           490       359
                                 --------  --------
                                 ----      ----
   Total current assets          403,482   372,264
                                 --------  --------
                                 ----      ----
Oil  and  gas  properties  -
using the full-
 cost method of accounting       4,094,07  4,094,07
                                 7         7
       Less      accumulated
depreciation,
         depletion       and     3,762,01  3,752,39
amortization                     5         1
                                 --------  --------
                                 ----      ----
      Net   oil   and    gas     332,062   341,686
properties
                                 --------  --------
                                 ----      ----
                              $  735,544   713,950
                                 =======   =======
Liabilities  and   Partners'
Equity
----------------------------
------------

Current     liability      -  $  -         683
distributions payable
                                 --------  --------
                                 ----      ----

Asset retirement obligation      213,400   204,577
                                 --------  --------
                                 ----      ----
Partners' equity:
 General partner                 16,764    14,529
 Limited partners                505,380   494,161
                                 --------  --------
                                 ----      ----
   Total partners' equity        522,144   508,690
                                 --------  --------
                                 ----      ----
                              $  735,544   713,950
                                 =======   =======













                  The accompanying notes are an integral
                    part of these financial statements.

        Southwest Royalties Institutional Income Fund VIII-B, L.P.
                         Statements of Operations
                                (unaudited)

                                 Three Months Ended   Nine Months Ended
                                    September 30,       September 30,
                                   2006      2005      2006      2005
                                   -----     -----     -----     -----
Revenues
-------------
Income from net profits        $ 444,054   477,937   1,381,13  1,130,41
interests                                            6         9
Interest                         1,666     1,039     4,997     2,349
                                 --------  --------  --------  --------
                                 --        --        ----      ----
                                 445,720   478,976   1,386,13  1,132,76
                                                     3         8
                                 --------  --------  --------  --------
                                 --        --        ----      ----
Expenses
------------
Depreciation, depletion and      3,158     3,728     9,624     10,947
amortization
Accretion of asset retirement    4,419     2,693     12,949    8,080
obligation
General and administrative       22,954    19,369    74,473    64,071
                                 --------  --------  --------  --------
                                 --        --        ----      ----
                                 30,531    25,790    97,046    83,098
                                 --------  --------  --------  --------
                                 --        --        ----      ----
Net income                     $ 415,189   453,186   1,289,08  1,049,67
                                                     7         0
                                 ======    ======    =======   =======
Net income allocated to:
 Managing General Partner      $ 41,835    45,691    129,871   106,062
                                 ======    ======    =======   =======
 Limited Partners              $ 373,354   407,495   1,159,21  943,608
                                                     6
                                 ======    ======    =======   =======
  Per limited partner unit     $  36.79     40.16    114.24     92.99
                                 ======    ======    =======   =======
























                  The accompanying notes are an integral
                    part of these financial statements.

         Southwest Royalties Institutional Income Fund VIII-B, L.P.
                         Statements of Cash Flows
                                (unaudited)

                                    Nine Month Ended
                                     September 30,
                                     2006      2005
                                    -----     -----
Cash flows from operating
activities
 Cash received from income from
net
  profits interests              $ 1,309,9   1,103,6
                                   02        44
 Cash paid to suppliers            (74,473   (64,071
                                   )         )
 Interest received                 4,997     2,349
                                   -------   -------
                                   -----     -----
  Net cash provided by operating   1,240,4   1,041,9
activities                         26        22
                                   -------   -------
                                   -----     -----
Cash flows from financing
activities
 Distributions to partners         (1,275,   (1,025,
                                   633)      000)
 (Decrease) increase in            (683)     257
distributions payable
                                   -------   -------
                                   -----     -----
  Net cash used in financing       (1,276,   (1,024,
activities                         316)      743)
                                   -------   -------
                                   -----     -----

  Net (decrease) increase in       (35,890   17,179
cash and cash equivalents          )

 Beginning of period               173,094   155,361
                                   -------   -------
                                   -----     -----
 End of period                   $ 137,204   172,540
                                   =======   =======
Reconciliation of net income to
net cash
 provided by operating
activities

Net income                       $ 1,289,0   1,049,6
                                   87        70

Adjustments to reconcile net
income to net
 cash provided by operating
activities

 Depreciation, depletion and       9,624     10,947
amortization
 Settlement of asset retirement
obligations
  for plugged and abandoned        (4,126)   -
wells
 Accretion of asset retirement     12,949    8,080
obligation
 Increase in receivables           (67,108   (26,775
                                   )         )
                                   -------   -------
                                   -----     -----
Net cash provided by operating   $ 1,240,4   1,041,9
activities                         26        22
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

2.   Summary of Significant Accounting Policies
     The interim financial information as of September 30, 2006, and for the three and nine months ended September 30, 2006, is unaudited. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted in this Form 10-Q pursuant to the rules and regulations of the Securities and Exchange Commission. However, in the opinion of management, these interim financial statements include all the necessary adjustments to fairly present the results of the interim periods and all such adjustments are of a normal recurring nature. The interim consolidated financial statements should be read in conjunction with the Partnership's Annual Report on Form 10-K for the year ended December 31, 2005.

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

        Southwest Royalties Institutional Income Fund VIII-B, L.P.
                     (a Delaware limited partnership)

                      Notes to Financial Statements

3.   Asset Retirement Obligations

     Changes in abandonment obligations for the nine months ended September 30, 2006 and 2005 are as follows:

                                        2006     2005
                                       -------  -------
Beginning of year                   $  204,577  169,640
Settlement   of  obligations   for     (4,126)  -
plugged and abandoned wells
Accretion expense                      12,949   8,080
                                       -------  -------
                                       -------  -----
End of year                         $  213,400  177,720
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

Should the net capitalized costs exceed the estimated present value of oil and gas reserves, discounted at 10%, such excess costs would be charged to current expense. As of September 30, 2006, the net capitalized costs did not exceed the estimated present value of oil and gas reserves.

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

The Partnership recognizes income from its net profits interest in oil and gas property on an accrual basis, while the quarterly cash distributions of the net profits interest are based on a calculation of actual cash received from oil and gas sales, net of expenses incurred during that quarterly period. If the net profits interest calculation results in expenses incurred exceeding the oil and gas income received during a quarter, no cash distribution is due to the Partnership's net profits interest until the deficit is recovered from future net profits. The Partnership accrues a quarterly loss on its net profits interest provided there is a cumulative net amount due for accrued revenue as of the balance sheet date. As of September 30, 2006, there were no timing differences, which resulted in a deficit net profit interest.

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

                             Three Months Ended
                               September 30,
                               2006      2005
                              ------    ------
Oil production in            8,732     10,074
barrels
Gas production in mcf        8,438     8,238
Total (BOE)                  10,138    11,447
Average price per barrel  $    66.07
of oil                                 59.09
Average price per mcf of  $     8.03
gas                                    7.94
Partnership               $  450,000   375,000
distributions
Limited partner           $  405,000   337,500
distributions
Per unit distribution to  $    39.91
limited partners                       33.26
Number of limited            10,147    10,147
partner units

Operating Results
The following discussion compares our results for the quarters ended September 30, 2006 and 2005. Unless otherwise indicated, references to 2006 and 2005 within this section refer to the respective quarterly period.

Income from net profits
Oil and gas prices continued to climb to record levels compared to the previous two years. Comparing 2006 to 2005, oil and gas sales decreased $16,000, of which price variances accounted for a $61,700 increase and production variances accounted for a $77,700 decrease.

Production in 2006 (on a BOE basis) was 11% lower than 2005. Oil production decreased 13% due primarily to a producing property shut in when the salt water disposal well was down. We increased our gas production by 2%.

In 2006, our realized oil price was 12% higher than 2005, while our realized gas price was 1% higher. Historically, the markets for oil and gas have been volatile, and they are likely to continue to be volatile. We have very little control over the prices we receive for our production at the wellhead since most of our physical marketing arrangements are market-sensitive.

Oil and gas production costs on a BOE basis increased from $15.96 per BOE in 2005 to $19.78 per BOE in 2006. The increase in oil and gas production costs was due primarily to well repairs on an oil well.

Expenses
Depletion on a BOE basis decreased 4% in 2006. Comparing 2006 to 2005, depletion expense decreased $570, of which rate variances accounted for a $144 decrease and production variances accounted for a $426 decrease.

Accretion expense increased 64% in 2006 due primarily to fourth quarter 2005 revisions in previous estimates related to increased costs to plug wells.

General and administrative ("G&A") expenses were 19% higher than 2006 as compared to 2005. The increase in G&A expense was primarily due to higher engineering and audit services.

Supplemental Information
The following unaudited information is intended to supplement the financial statements included in this Form 10-Q with data that is not readily available from those statements.

                             Nine Months Ended
                               September 30,
                               2006      2005
                              ------    ------
Oil production in            27,155    28,059
barrels
Gas production in mcf        25,312    25,919
Total (BOE)                  31,374    32,379
Average price per barrel  $    63.59
of oil                                 50.84
Average price per mcf of  $     7.52
gas                                    6.56
Partnership               $  1,275,63  1,025,00
distributions                3         0
Limited partner           $  1,147,99  922,500
distributions                7
Per unit distribution to  $   113.14
limited partners                       90.91
Number of limited            10,147    10,147
partner units

Operating Results
The following discussion compares our results for the nine months ended September 30, 2006 and 2005. Unless otherwise indicated, references to 2006 and 2005 within this section refer to the respective nine-month period.

Income from net profits
Oil and gas prices continued to climb to record levels compared to the previous two years. Comparing 2006 to 2005, oil and gas sales increased $320,800, of which price variances accounted for a $370,700 increase and production variances accounted for a $49,900 decrease.

Production in 2006 (on a BOE basis) was 3% lower than 2005.

In 2006, our realized oil price was 25% higher than 2005, while our realized gas price was 15% higher. Historically, the markets for oil and gas have been volatile, and they are likely to continue to be volatile. We have very little control over the prices we receive for our production at the wellhead since most of our physical marketing arrangements are market-sensitive.

Oil and gas production costs on a BOE basis increased from $14.39 per BOE in 2005 to $17.09 per BOE in 2006. The increase in oil and gas production costs was due primarily to well repairs on two oil wells.

Expenses
Depletion on a BOE basis decreased 9% in 2006. Comparing 2006 to 2005, depletion expense decreased $1,300, of which rate variances accounted for a $1,000 decrease and production variances accounted for a $300 decrease.

Accretion expense increased 60% in 2006 due primarily to fourth quarter 2005 revisions in previous estimates related to increased costs to plug wells.

General and administrative ("G&A") expenses were 16% higher in 2006 as compared to 2005. The increase in general and administrative expenses is primarily due to higher professional fees for audit, tax and engineering services.

Liquidity and Capital Resources
Partnership distributions during the nine months ended September 30, 2006 were $1,275,633, of which $1,147,997 was distributed to the limited partners and $127,636 to the general partners. Cumulative cash distributions of $11,458,435 have been made to the general and limited partners as of September 30, 2006. As of September 30, 2006, $10,334,410 or $1,018.47 per limited partner unit has been distributed to the limited partners, representing 204% of contributed capital.

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

Internal Control Over Financial Reporting
There has not been any change in the Partnership's internal control over financial reporting that occurred during the nine months ended September 30, 2006 that has materially affected, or is reasonably likely to materially affect, its internal control over financial reporting.

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



Date:  November 13, 2006

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


Date:  November 13, 2006           /s/ L. Paul Latham
                                   L. Paul Latham
                                   President and Chief Executive Officer
                                   of Southwest Royalties, Inc., the
                                   Managing General Partner of
                                   Southwest Royalties Institutional Income
Fund VIII-B, L.P.

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


Date:  November 13, 2006           /s/ Mel G. Riggs
                                   Mel G. Riggs
                                     Vice  President  and  Chief  Financial
Officer of
                                   Southwest Royalties, Inc., the
                                   Managing General Partner of
                                   Southwest Royalties Institutional Income
Fund VIII-B, L.P.

                                                               Exhibit 32.1

               CERTIFICATION OF CHIEF EXECUTIVE OFFICER AND
                          CHIEF FINANCIAL OFFICER

Pursuant to 18 U.S.C. 1350 and in connection with the accompanying report on Form 10-Q for the period ended September 30, 2006 that is being filed concurrently with the Securities and Exchange Commission on the date hereof (the "Report"), each of the undersigned officers of Southwest Royalties Institutional Income Fund VIII-B, L. P. (the "Company"), hereby certifies that:

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

                                   November 13, 2006


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

                                   November 13, 2006