Form 10-Q
period 2007-06-30
SOUTHWEST ROYALTIES INSTITUTIONAL INCOME FUND VIII B L P
filed 2007-08-13
CIK 825886

FORM 10-Q

SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C.  20549

(Mark One)

☒           QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2007

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

Indicate by check mark whether registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days:Yes☒No☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer.  See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act.

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

PART I. - FINANCIAL INFORMATION

Item 1.                      Financial Statements

The unaudited condensed financial statements included herein have been prepared by the Registrant (herein also referred to as the "Partnership") in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X.  Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements.  In the opinion of management, all adjustments necessary for a fair presentation have been included and are of a normal recurring nature.  The financial statements should be read in conjunction with the audited financial statements and the notes thereto for the year ended December 31, 2006, which are found in the Registrant's Form 10-K Report for 2006 filed with the Securities and Exchange Commission.  The December 31, 2006 balance sheet included herein has been taken from the Registrant's 2006 Form 10-K Report.  Operating results for the three and six month periods ended June 30, 2007 are not necessarily indicative of the results that may be expected for the full year.

Southwest Royalties Institutional Income Fund VIII-B, L.P.
Balance Sheets

	June 30,	December 31,
	2007	2006
	(unaudited)
Assets

Current assets:
Cash and cash equivalents	$76,262	$88,009
Receivable from Managing General Partner	257,088	181,507
New Mexico income tax deposits	1,149	1,168
Total current assets	334,499	270,684

Oil and gas properties - using the full-
cost method of accounting	4,198,748	4,198,748
Less accumulated depreciation,
depletion and amortization	3,776,477	3,767,334
Net oil and gas properties	422,271	431,414

	$756,770	$702,098

Liabilities and Partners' Equity

Asset retirement obligations	$337,262	$322,606

Partners' equity:
General partner	7,892	3,031
Limited partners	411,616	376,461
Total partners' equity	419,508	379,492

	$756,770	$702,098

The accompanying notes are an integral
part of these financial statements.

Southwest Royalties Institutional Income Fund VIII-B, L.P.
Statements of Operations
(unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2007	2006	2007	2006
Revenues

Income from net profits interests	$413,226	$448,547	$730,503	$937,083
Interest	1,076	1,835	2,129	3,331
	414,302	450,382	732,632	940,414

Expenses

Depreciation, depletion and amortization	4,877	3,274	9,143	6,466
Accretion expense	7,425	4,420	14,656	8,530
General and administrative	26,738	28,169	43,217	51,519
	39,040	35,863	67,016	66,515

Net income	$375,262	$414,519	$665,616	$873,899

Net income allocated to:
Managing General Partner	$38,014	$41,779	$67,476	$88,036

Limited Partners	$337,248	$372,740	$598,140	$785,863

Per limited partner unit	$33.24	$36.73	$58.95	$77.45

The accompanying notes are an integral
part of these financial statements.

Southwest Royalties Institutional Income Fund VIII-B, L.P.
Statements of Cash Flows
(unaudited)

	Six Months Ended
	June 30,
	2007	2006
Cash flows from operating activities:
Cash received from income from net
profits interests	$654,941	$841,121
Cash paid to suppliers	(43,217)	(51,519)
Interest received	2,129	3,331
Net cash provided by operating activities	613,853	792,933

Cash flows from financing activities:
Distributions to partners	(625,600)	(825,633)
Decrease in distributions payable	-	(683)
Net cash used in financing activities	(625,600)	(826,316)

Net decrease in cash and cash equivalents	(11,747)	(33,383)

Beginning of period	88,009	173,094

End of period	$76,262	$139,711

Reconciliation of net income to net cash
provided by operating activities:

Net income	$665,616	$873,899

Adjustments to reconcile net income to net
cash provided by operating activities:

Depreciation, depletion and amortization	9,143	6,466
Accretion expense	14,656	8,530
Increase in receivables	(75,562)	(95,962)

Net cash provided by operating activities	$613,853	$792,933

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

2.            Summary of Significant Accounting Policies
The interim financial information as of June 30, 2007, and for the three and six months ended June 30, 2007, is unaudited.  Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted in this Form 10-Q pursuant to the rules and regulations of the Securities and Exchange Commission. However, in the opinion of management, these interim financial statements include all the necessary adjustments to fairly present the results of the interim periods and all such adjustments are of a normal recurring nature.  The interim consolidated financial statements should be read in conjunction with the Partnership’s Annual Report on Form 10-K for the year ended December 31, 2006.

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

Changes in abandonment obligations for the six months ended June 30, 2007 and 2006 are as follows:

	2007	2006
Beginning of year	$322,606	$204,577
Accretion expense	14,656	8,530
End of year	$337,262	$213,107

Item 2.	Management's Discussion and Analysis of Financial Condition and Results of Operations

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

Should the net capitalized costs exceed the estimated present value of oil and gas reserves, discounted at 10%, such excess costs would be charged to current expense.  As of June 30, 2007, the net capitalized costs did not exceed the estimated present value of oil and gas reserves.

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

The Partnership recognizes income from its net profits interest in oil and gas property on an accrual basis, while the quarterly cash distributions of the net profits interest are based on a calculation of actual cash received from oil and gas sales, net of expenses incurred during that quarterly period.  If the net profits interest calculation results in expenses incurred exceeding the oil and gas income received during a quarter, no cash distribution is due to the Partnership's net profits interest until the deficit is recovered from future net profits.  The Partnership accrues a quarterly loss on its net profits interest provided there is a cumulative net amount due for accrued revenue as of the balance sheet date.  As of June 30, 2007, there were no timing differences, which resulted in a deficit net profit interest.

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

	Three Months Ended
	June 30,
	2007	2006
Oil production in barrels	8,836	9,373
Gas production in mcf	8,586	8,763
Total (BOE)	10,267	10,834
Average price per barrel of oil	$61.30	$65.28
Average price per mcf of gas	$7.98	$6.67
Partnership distributions	$325,600	$425,633
Limited partner distributions	$292,985	$382,997
Per unit distribution to limited partners	$28.87	$37.74
Number of limited partner units	10,147	10,147

Operating Results
The following discussion compares our results for the quarters ended June 30, 2007 and 2006.  Unless otherwise indicated, references to 2007 and 2006 within this section refer to the respective quarterly period.

Income from net profits
Comparing 2007 to 2006 oil and gas sales decreased $60,156, of which price variances accounted for a $23,920 decrease and production variances accounted for a $36,236 decrease.

Production in 2007 (on a BOE basis) was 5% lower than 2006.  Our oil production decreased 6% in 2007 and gas production was 2% lower in 2007 than 2006.

In 2007, our realized oil price was 6% lower than 2006, while our realized gas price was 20% higher.  Historically, the markets for oil and gas have been volatile, and they are likely to continue to be volatile.  We have very little control over the prices we receive for our production at the wellhead since most of our physical marketing arrangements are market-sensitive.

Oil and gas production costs on a BOE basis decreased from $20.47 per BOE in 2006 to $19.15 per BOE in 2007.  The decrease in oil and gas production costs in 2007 was due primarily to rebuilding a tank battery in 2006.

Expenses
Depletion on a BOE basis increased 57% in 2007.  Comparing 2007 to 2006, depletion expense increased $1,603, of which rate variances accounted for a $1,774 increase and production variances accounted for a $171 decrease.

Accretion expense increased 68% in 2007 due primarily to revisions in previous estimates related to increased costs to plug wells.

General and administrative (“G&A”) expenses were 5% lower than 2007 as compared to 2006.

Supplemental Information
The following unaudited information is intended to supplement the financial statements included in this Form 10-Q with data that is not readily available from those statements.

	Six Months Ended
	June 30,
	2007	2006
Oil production in barrels	16,062	18,423
Gas production in mcf	16,397	16,874
Total (BOE)	18,795	21,235
Average price per barrel of oil	$58.50	$62.42
Average price per mcf of gas	$7.75	$7.27
Partnership distributions	$625,600	$825,633
Limited partner distributions	$562,985	$742,997
Per unit distribution to limited partners	$55.48	$73.22
Number of limited partner units	10,147	10,147

Operating Results
The following discussion compares our results for the six months ended June 30, 2007 and 2006.  Unless otherwise indicated, references to 2007 and 2006 within this section refer to the respective six months period.

Income from net profits
Comparing 2007 to 2006, oil and gas sales decreased $205,875, of which price variances accounted for a $55,034 decrease and production variances accounted for a $150,841 decrease.

Production in 2007 (on a BOE basis) was 11% lower than 2006.  Our oil production decreased 13% in 2007 due primarily to three oil wells that were shut-in in February 2007 for salt water disposal well repairs.  Our gas production was 3% lower in 2007 than 2006.

In 2007, our realized oil price was 6% lower than 2006, while our realized gas price was 7% higher.  Historically, the markets for oil and gas have been volatile, and they are likely to continue to be volatile.  We have very little control over the prices we receive for our production at the wellhead since most of our physical marketing arrangements are market-sensitive.

Oil and gas production costs on a BOE basis increased from $15.80 per BOE in 2006 to $17.89 per BOE in 2007.  The increase in oil and gas production costs in 2007 was due primarily to higher salt water disposal costs in one field.

Expenses
Depletion on a BOE basis increased 60% in 2007.  Comparing 2007 to 2006, depletion expense increased $2,677, of which rate variances accounted for a $3,420 increase and production variances accounted for a $743 decrease.

Accretion expense increased 72% in 2007 due primarily to revisions in previous estimates related to increased costs to plug wells.

General and administrative (“G&A”) expenses were 16% lower in 2007 due primarily to lower postage, tax preparation fees and engineering fees.

Liquidity and Capital Resources
Partnership distributions during the six months ended June 30, 2007 were $625,600, of which $562,985 was distributed to the limited partners and $62,615 to the general partners.  Cumulative cash distributions of $12,459,035 have been made to the general and limited partners as of June 30, 2007.  As of June 30, 2007, $11,234,895 or $1,107.21 per limited partner unit has been distributed to the limited partners, representing 221% of contributed capital.

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

Internal Control Over Financial Reporting
There has not been any change in the Partnership’s internal control over financial reporting that occurred during the six months ended June 30, 2007 that has materially affected, or is reasonably likely to materially affect, its internal control over financial reporting.

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

Southwest Royalties Institutional Income Fund
VIII-B, L.P., a Delaware limited partnership

By:	Southwest Royalties, Inc., Managing
General Partner

By:	/s/ L. Paul Latham
L. Paul Latham
President and Chief Executive Officer

Date:	August 9, 2007