Form 10-Q
period 2007-09-30
SOUTHWEST ROYALTIES INSTITUTIONAL INCOME FUND VIII B L P
filed 2007-11-13
CIK 825886

FORM 10-Q

SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C.  20549

(Mark One)

☒           QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2007

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

PART I. - FINANCIAL INFORMATION

Item 1.                      Financial Statements

The unaudited condensed financial statements included herein have been prepared by the Registrant (herein also referred to as the "Partnership") in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X.  Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements.  In the opinion of management, all adjustments necessary for a fair presentation have been included and are of a normal recurring nature.  The financial statements should be read in conjunction with the audited financial statements and the notes thereto for the year ended December 31, 2006, which are found in the Registrant's Form 10-K Report for 2006 filed with the Securities and Exchange Commission.  The December 31, 2006 balance sheet included herein has been taken from the Registrant's 2006 Form 10-K Report.  Operating results for the three and nine-month periods ended September 30, 2007 are not necessarily indicative of the results that may be expected for the full year.

Southwest Royalties Institutional Income Fund VIII-B, L.P.
Balance Sheets

	September 30,	December 31,
	2007	2006
	(unaudited)
Assets

Current assets:
Cash and cash equivalents	$88,624	$88,009
Receivable from Managing General Partner	330,365	181,507
New Mexico income tax deposits	1,540	1,168
Total current assets	420,529	270,684

Oil and gas properties - using the full-
cost method of accounting	4,198,748	4,198,748
Less accumulated depreciation,
depletion and amortization	3,781,110	3,767,334
Net oil and gas properties	417,638	431,414

	$838,167	$702,098

Liabilities and Partners' Equity

Asset retirement obligations	$344,847	$322,606

Partners' equity:
General partner	15,736	3,031
Limited partners	477,584	376,461
Total partners' equity	493,320	379,492

	$838,167	$702,098

The accompanying notes are an integral
part of these financial statements.

Southwest Royalties Institutional Income Fund VIII-B, L.P.
Statements of Operations
(unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2007	2006	2007	2006
Revenues

Income from net profits interests	$460,338	$444,054	$1,190,842	$1,381,136
Interest	1,291	1,666	3,420	4,997
	461,629	445,720	1,194,262	1,386,133

Expenses

Depreciation, depletion and amortization	4,633	3,158	13,776	9,624
Accretion expense	7,585	4,419	22,241	12,949
General and administrative	25,600	22,954	68,817	74,473
	37,818	30,531	104,834	97,046

Net income	$423,811	$415,189	$1,089,428	$1,289,087

Net income allocated to:

Managing General Partner	$42,844	$41,835	$110,320	$129,871

Limited Partners	$380,967	$373,354	$979,108	$1,159,216

Per limited partner unit	$37.54	$36.79	$96.49	$114.24

The accompanying notes are an integral
part of these financial statements.

Southwest Royalties Institutional Income Fund VIII-B, L.P.
Statements of Cash Flows
(unaudited)

	Nine Months Ended
	September 30,
	2007	2006
Cash flows from operating activities:
Cash received from income from net
profits interests	$1,041,612	$1,309,902
Cash paid to suppliers	(68,817)	(74,473)
Interest received	3,420	4,997
Net cash provided by operating activities	976,215	1,240,426

Cash flows from financing activities:
Distributions to partners	(975,600)	(1,275,633)
Decrease in distributions payable	-	(683)
Net cash used in financing activities	(975,600)	(1,276,316)

Net increase (decrease) in cash and cash equivalents	615	(35,890)

Beginning of period	88,009	173,094

End of period	$88,624	$137,204

Reconciliation of net income to net cash
provided by operating activities:

Net income	$1,089,428	$1,289,087

Adjustments to reconcile net income to net
cash provided by operating activities:

Depreciation, depletion and amortization	13,776	9,624
Accretion expense	22,241	12,949
Settlement of asset retirement obligations
for plugged and abandoned wells	-	(4,126)
Increase in receivables	(149,230)	(67,108)

Net cash provided by operating activities	$976,215	$1,240,426

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

2.            Summary of Significant Accounting Policies
The interim financial information as of September 30, 2007, and for the three and nine months ended September 30, 2007, is unaudited.  Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted in this Form 10-Q pursuant to the rules and regulations of the Securities and Exchange Commission. However, in the opinion of management, these interim financial statements include all the necessary adjustments to fairly present the results of the interim periods and all such adjustments are of a normal recurring nature.  The interim consolidated financial statements should be read in conjunction with the Partnership’s Annual Report on Form 10-K for the year ended December 31, 2006.

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

Changes in abandonment obligations for the nine months ended September 30, 2007 and 2006 are as follows:

	2007	2006
Beginning of year	$322,606	$204,577
Settlement of obligations for plugged and abandoned wells	-	(4,126)
Accretion expense	22,241	12,949
End of period	$344,847	$213,400

Item 2.	Management's Discussion and Analysis of Financial Condition and Results of Operations

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

Should the net capitalized costs exceed the estimated present value of oil and gas reserves, discounted at 10%, such excess costs would be charged to current expense.  As of September 30, 2007, the net capitalized costs did not exceed the estimated present value of oil and gas reserves.

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

The Partnership recognizes income from its net profits interest in oil and gas property on an accrual basis, while the quarterly cash distributions of the net profits interest are based on a calculation of actual cash received from oil and gas sales, net of expenses incurred during that quarterly period.  If the net profits interest calculation results in expenses incurred exceeding the oil and gas income received during a quarter, no cash distribution is due to the Partnership's net profits interest until the deficit is recovered from future net profits.  The Partnership accrues a quarterly loss on its net profits interest provided there is a cumulative net amount due for accrued revenue as of the balance sheet date.  As of September 30, 2007, there were no timing differences, which resulted in a deficit net profit interest.

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

	Three Months Ended
	September 30,
	2007	2006
Oil production in barrels	8,563	8,732
Gas production in mcf	7,826	8,438
Total (BOE)	9,867	10,138
Average price per barrel of oil	$71.98	$66.07
Average price per mcf of gas	$7.31	$8.03
Partnership distributions	$350,000	$450,000
Limited partner distributions	$315,000	$405,000
Per unit distribution to limited partners	$31.04	$39.91
Number of limited partner units	10,147	10,147

Operating Results
The following discussion compares our results for the quarters ended September 30, 2007 and 2006.  Unless otherwise indicated, references to 2007 and 2006 within this section refer to the respective quarterly period.

Income from net profits
Comparing 2007 to 2006, oil and gas sales increased $28,962, of which price variances accounted for a $45,016 increase and production variances accounted for a $16,054 decrease.

Production in 2007 (on a BOE basis) was 3% lower than 2006.  Our oil production decreased 2% in 2007 and gas production was 7% lower in 2007 than 2006.

In 2007, our realized oil price was 9% higher than 2006, while our realized gas price was 9% lower.  Historically, the markets for oil and gas have been volatile, and they are likely to continue to be volatile.  We have very little control over the prices we receive for our production at the wellhead since most of our physical marketing arrangements are market-sensitive.

Oil and gas production costs on a BOE basis increased from $19.78 per BOE in 2006 to $21.61 per BOE in 2007.

Expenses
Depletion on a BOE basis increased 51% in 2007.  Comparing 2007 to 2006, depletion expense increased $1,475, of which rate variances accounted for a $1,559 increase and production variances accounted for a $84 decrease.

Accretion expense increased 72% in 2007 due primarily to revisions in previous estimates related to increased costs to plug wells.

General and administrative (“G&A”) expenses were 12% higher than 2007 as compared to 2006.  The increase in G&A expense was primarily due to an increase in engineering services.

Supplemental Information
The following unaudited information is intended to supplement the financial statements included in this Form 10-Q with data that is not readily available from those statements.

	Nine Months Ended
	September 30,
	2007	2006
Oil production in barrels	24,625	27,155
Gas production in mcf	24,226	25,312
Total (BOE)	28,663	31,374
Average price per barrel of oil	$63.19	$63.59
Average price per mcf of gas	$7.61	$7.52
Partnership distributions	$975,600	$1,275,633
Limited partner distributions	$877,985	$1,147,997
Per unit distribution to limited partners	$86.53	$113.14
Number of limited partner units	10,147	10,147

Operating Results
The following discussion compares our results for the nine months ended September 30, 2007 and 2006.  Unless otherwise indicated, references to 2007 and 2006 within this section refer to the respective nine-month period.

Income from net profits
Comparing 2007 to 2006, oil and gas sales decreased $176,913, of which price variances accounted for a $7,854 decrease and production variances accounted for a $169,059 decrease.

Production in 2007 (on a BOE basis) was 9% lower than 2006. Our oil production decreased 9% in 2007 and gas production was 4% lower in 2007 than 2006, due to normal production declines.

In 2007, our realized oil price was 1% lower than 2006, while our realized gas price was 1% higher.  Historically, the markets for oil and gas have been volatile, and they are likely to continue to be volatile.  We have very little control over the prices we receive for our production at the wellhead since most of our physical marketing arrangements are market-sensitive.

Oil and gas production costs on a BOE basis increased from $17.09 per BOE in 2006 to $19.17 per BOE in 2007.

Expenses
Depletion on a BOE basis increased 57% in 2007.  Comparing 2007 to 2006, depletion expense increased $4,152, of which rate variances accounted for a $4,984 increase and production variances accounted for a $832 decrease.

Accretion expense increased 72% in 2007 due primarily to revisions in previous estimates related to increased costs to plug wells.

General and administrative (“G&A”) expenses were 8% lower in 2007 as compared to 2006.

Liquidity and Capital Resources
Partnership distributions during the nine months ended September 30, 2007 were $975,600, of which $877,985 was distributed to the limited partners and $97,615 to the general partners.  Cumulative cash distributions of $12,809,035 have been made to the general and limited partners as of September 30, 2007.  As of September 30, 2007, $11,549,895 or $1,138.26 per limited partner unit has been distributed to the limited partners, representing 228% of contributed capital.

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

Internal Control Over Financial Reporting
There has not been any change in the Partnership’s internal control over financial reporting that occurred during the nine months ended September 30, 2007 that has materially affected, or is reasonably likely to materially affect, its internal control over financial reporting.

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

Southwest Royalties Institutional Income Fund
VIII-B, L.P., a Delaware limited partnership

By:	Southwest Royalties, Inc., Managing
General Partner

By:	/s/ L. Paul Latham
L. Paul Latham
President and Chief Executive Officer

Date:	November 13, 2007