Form 10-Q
period 2008-03-31
SOUTHWEST ROYALTIES INSTITUTIONAL INCOME FUND VIII B L P
filed 2008-05-14
CIK 825886

FORM 10-Q

SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C.  20549

(Mark One)

☒           QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2008

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

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☒	Smaller reporting company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
☐ Yes	☒ No

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

PART I. - FINANCIAL INFORMATION

Item 1.                      Financial Statements

The unaudited condensed financial statements included herein have been prepared by the Registrant (herein also referred to as the "Partnership") in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X.  Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements.  In the opinion of management, all adjustments necessary for a fair presentation have been included and are of a normal recurring nature.  The financial statements should be read in conjunction with the audited financial statements and the notes thereto for the year ended December 31, 2007, which are found in the Registrant's Form 10-K Report for 2007 filed with the Securities and Exchange Commission.  The December 31, 2007 balance sheet included herein has been taken from the Registrant's 2007 Form 10-K Report.  Operating results for the three month period ended March 31, 2008 are not necessarily indicative of the results that may be expected for the full year.

Southwest Royalties Institutional Income Fund VIII-B, L.P.
Balance Sheets

	March 31,	December 31,
	2008	2007
	(unaudited)
Assets

Current assets:
Cash and cash equivalents	$103,490	$104,800
Receivable from Managing General Partner	487,128	310,371
New Mexico income tax deposits	2,046	1,514
Total current assets	592,664	416,685

Oil and gas properties - using the full-
cost method of accounting	4,202,527	4,198,748
Less accumulated depreciation,
depletion and amortization	3,789,796	3,785,499
Net oil and gas properties	412,731	413,249

	$1,005,395	$829,934

Liabilities and Partners' Equity

Asset retirement obligation	$361,994	$352,594

Partners' equity:
General partner	31,613	14,577
Limited partners	611,788	462,763
Total partners' equity	643,401	477,340

	$1,005,395	$829,934

The accompanying notes are an integral
part of these financial statements.

Southwest Royalties Institutional Income Fund VIII-B, L.P.
Statements of Operations
(unaudited)

	Three Months Ended
	March 31,
	2008	2007
Revenues

Income from net profits interests	$794,653	$317,279
Interest	720	1,053
	795,373	318,332
Expenses

Depreciation, depletion and amortization	4,297	4,266
Accretion of asset retirement obligations	5,621	7,231
General and administrative	24,394	16,479
	34,312	27,976

Net income	$761,061	$290,356

Net income allocated to:

Managing General Partner	$76,536	$29,462

Limited partners	$684,525	$260,894

Per limited partner unit	$67.46	$25.71

The accompanying notes are an integral
part of these financial statements.

Southwest Royalties Institutional Income Fund VIII-B, L.P.
Statements of Cash Flows
(unaudited)

	Three Months Ended
	March 31,
	2008	2007
Cash flows from operating activities:

Cash received from income from net profits
Interests	$617,364	303,409
Cash paid to suppliers	(24,394)	(16,479)
Interest received	720	1,053

Net cash provided by operating activities	593,690	287,983

Cash flows used in financing activities:

Distributions to partners	(595,000)	(300,000)

Net decrease in cash and cash equivalents	(1,310)	(12,017)

Beginning of period	104,800	88,009

End of period	$103,490	75,992

Reconciliation of net income to net cash
provided by operating activities:

Net income	$761,061	290,356

Adjustments to reconcile net income to net
cash provided by operating activities:

Depreciation, depletion and amortization	4,297	4,266
Accretion of asset retirement obligations	5,621	7,231
Increase in receivables and deposits	(177,289)	(13,870)

Net cash provided by operating activities	$593,690	287,983

Noncash investing and financing activities:
Increase in oil and gas properties –
SFAS No. 143	$3,779	-

.

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

2.             Summary of Significant Accounting Policies
The interim financial information as of March 31, 2008, and for the three months ended March 31, 2008, is unaudited.  Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted in this Form 10-Q pursuant to the rules and regulations of the Securities and Exchange Commission.  However, in the opinion of management, these interim financial statements include all the necessary adjustments to fairly present the results of the interim periods and all such adjustments are of a normal recurring nature.  The interim consolidated financial statements should be read in conjunction with the Partnership’s Annual Report on Form 10-K for the year ended December 31, 2007.

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

Changes in abandonment obligations for the three months ended March 31, 2008 and 2007 are as follows:

	2008	2007
Beginning of period	$352,594	$322,606
Additional abandonment obligations from new wells	3,779	-
Accretion expense	5,621	7,231
End of period	$361,994	$329,837

Item 2.	Management's Discussion and Analysis of Financial Condition and Results of Operations

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

Should the net capitalized costs exceed the estimated present value of oil and gas reserves, discounted at 10%, such excess costs would be charged to current expense.  As of March 31, 2008, the net capitalized costs did not exceed the estimated present value of oil and gas reserves.

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

The Partnership recognizes income from its net profits interest in oil and gas property on an accrual basis, while the quarterly cash distributions of the net profits interest are based on a calculation of actual cash received from oil and gas sales, net of expenses incurred during that quarterly period.  If the net profits interest calculation results in expenses incurred exceeding the oil and gas income received during a quarter, no cash distribution is due to the Partnership's net profits interest until the deficit is recovered from future net profits.  The Partnership accrues a quarterly loss on its net profits interest provided there is a cumulative net amount due for accrued revenue as of the balance sheet date.  As of March 31, 2008, there were no timing differences, which resulted in a deficit net profit interest.

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

	Three Months Ended
	March 31,
	2008	2007
Oil production in barrels	8,740	7,226
Gas production in mcf	8,972	7,811
Total (BOE)	10,235	8,528
Average price per barrel of oil	$100.63	55.08
Average price per mcf of gas	$10.72	7.50
Partnership distributions	$595,000	300,000
Limited partner distributions	$535,500	270,000
Per unit distribution to limited partners	$52.77	26.61
Number of limited partner units	10,147	10,147

Operating Results
The following discussion compares our results for the quarters ended March 31, 2008 and 2007.  Unless otherwise indicated, references to 2008 and 2007 within this section refer to the respective quarterly period.

Income from net profits
Comparing 2008 to 2007, oil and gas sales increased $519,138, of which price variances accounted for a $427,045 increase and production variances accounted for a $92,093 increase.

Production in 2008 (on a BOE basis) was 20% higher than 2007.  Our oil production increased 21% in 2008 due primarily to increase in production from a workover performed on a well and a reactivated well.  Our gas production was 15% higher in 2008 than 2007 due primarily to production increase in three fields.

In 2008, our realized oil price was 83% higher than 2007, and our realized gas price was 43% higher.  Historically, the markets for oil and gas have been volatile, and they are likely to continue to be volatile.  We have very little control over the prices we receive for our production at the wellhead since most of our physical marketing arrangements are market-sensitive.

Oil and gas production costs on a BOE basis increased from $16.33 per BOE in 2007 to $17.69 per BOE in 2008.  The increase in oil and gas production costs in 2008 was due primarily to higher production taxes resulting from higher commodity prices.  Also contributing to the increase were higher lease operating costs from higher salt water disposal fees in one field.

Expenses
Depletion on a BOE basis decreased 16% in 2008.  Comparing 2008 to 2007, depletion expense increased $31, of which rate variances accounted for a $823 decrease and production variances accounted for a $854 increase.

Accretion expense decreased 22% due primarily to the extended economic life of the wells driven by the change in commodity prices.

General and administrative (“G&A”) expenses were 48% higher in 2008 due primarily to increases in audit fees and engineering services.

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

Liquidity and Capital Resources
Partnership distributions during the quarter ending March 31, 2008 were $595,000, of which $535,500 was distributed to the limited partners and $59,500 to the general partners.  Cumulative cash distributions of $13,904,035 have been made to the general and limited partners as of March 31, 2008.  As of March 31, 2008, $12,535,395 or $1,235.38 per limited partner unit has been distributed to the limited partners, representing 247% of contributed capital.

Recent Accounting Pronouncements
The Partnership adopted SFAS No. 157, “Fair Value Measurements” (“SFAS 157”) (as amended) effective January 1, 2008.  SFAS 157 defines fair value, establishes a framework for measuring fair value, outlines a fair value hierarchy based on the quality of inputs used to measure fair value and enhances disclosure requirements for fair value measurements.  The adoption of SFAS 157 had no effect on the Partnership.  As permitted by FSP No. 157-2, the Partnership has not applied the provisions of SFAS 157 to nonfinancial assets and liabilities relating to its asset retirement obligations.

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

Internal Control Over Financial Reporting
There has not been any change in the Partnership’s internal control over financial reporting that occurred during the quarter ended March 31, 2008 that has materially affected, or is reasonably likely to materially affect, its internal control over financial reporting.

Management’s Report on Internal Control Over Financial Reporting
Our management is responsible for establishing and maintaining adequate internal control over financial reporting as defined in Rules 13a-15(f) and 15d-15(f) under the Securities Exchange Act of 1934.  Management assessed the effectiveness of our internal control over financial reporting as of March 31, 2008.  In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control-Integrated Framework.  Based on this assessment, management has concluded that, as of March 31, 2008, our internal control over financial reporting is effective based on those criteria.

PART II. - OTHER INFORMATION

Item 1.                    Legal Proceedings

None

Item 1A.                 Risk Factors

In evaluating all forward-looking statements, you should specifically consider various factors that may cause actual results to vary from those contained in the forward-looking statements.  Our risk factors are included in our Annual Report on Form 10-K for the year ended December 31, 2007, as filed with the U.S. Securities and Exchange Commission on March 28, 2008 and available at www.sec.gov.  There have been no material changes to these risk factors since the filing of our Form 10-K.

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

Southwest Royalties Institutional Income Fund
VIII-B, L.P., a Delaware limited partnership

By:	Southwest Royalties, Inc., Managing
General Partner

By:	/s/ L. Paul Latham
L. Paul Latham
President and Chief Executive Officer

Date:	May 14, 2008