Form 10-Q
period 2008-06-30
SOUTHWEST ROYALTIES INSTITUTIONAL INCOME FUND VIII B L P
filed 2008-08-14
CIK 825886

FORM 10-Q

SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C.  20549

(Mark One)

☒           QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2008

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

PART I. - FINANCIAL INFORMATION

Item 1.                      Financial Statements

The unaudited condensed financial statements included herein have been prepared by the Registrant (herein also referred to as the "Partnership") in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X.  Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements.  In the opinion of management, all adjustments necessary for a fair presentation have been included and are of a normal recurring nature.  The financial statements should be read in conjunction with the audited financial statements and the notes thereto for the year ended December 31, 2007, which are found in the Registrant's Form 10-K Report for 2007 filed with the Securities and Exchange Commission.  The December 31, 2007 balance sheet included herein has been taken from the Registrant's 2007 Form 10-K Report.  Operating results for the three and six month periods ended June 30, 2008 are not necessarily indicative of the results that may be expected for the full year.

Southwest Royalties Institutional Income Fund VIII-B, L.P.
Balance Sheets

	June 30,	December 31,
	2008	2007
	(unaudited)
Assets

Current assets:
Cash and cash equivalents	$97,197	$104,800
Receivable from Managing General Partner	752,981	310,371
New Mexico income tax deposits	1,750	1,514
Total current assets	851,928	416,685

Oil and gas properties - using the full-
cost method of accounting	4,131,138	4,198,748
Less accumulated depreciation,
depletion and amortization	3,792,857	3,785,499
Net oil and gas properties	338,281	413,249

	$1,190,209	$829,934

Liabilities and Partners' Equity

Asset retirement obligation	$294,573	$352,594

Partners' equity:
General partner	57,073	14,577
Limited partners	838,563	462,763
Total partners' equity	895,636	477,340

	$1,190,209	$829,934

The accompanying notes are an integral
part of these financial statements.

Southwest Royalties Institutional Income Fund VIII-B, L.P.
Statements of Operations
(unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2008	2007	2008	2007
Revenues

Income from net profits interests	$975,226	$413,226	$1,769,878	$730,503
Interest	496	1,076	1,216	2,129
	975,722	414,302	1,771,094	732,632

Expenses

Depreciation, depletion and amortization	3,061	4,877	7,358	9,143
Accretion expense	3,968	7,425	9,589	14,656
General and administrative	30,638	26,738	55,031	43,217
	37,667	39,040	71,978	67,016

Net income	$938,055	$375,262	$1,699,116	$665,616

Net income allocated to:
Managing General Partner	$94,112	$38,014	$170,647	$67,476

Limited Partners	$843,943	$337,248	$1,528,469	$598,140

Per limited partner unit	$83.17	$33.24	$150.63	$58.95

The accompanying notes are an integral
part of these financial statements.

Southwest Royalties Institutional Income Fund VIII-B, L.P.
Statements of Cash Flows
(unaudited)

	Six Months Ended
	June 30,
	2008	2007
Cash flows from operating activities:
Cash received from income from net
profits interests	$1,327,032	$654,941
Cash paid to suppliers	(55,031)	(43,217)
Interest received	1,216	2,129
Net cash provided by operating activities	1,273,217	613,853

Cash flows used in financing activities:
Distributions to partners	(1,280,820)	(625,600)

Net decrease in cash and cash equivalents	(7,603)	(11,747)

Beginning of period	104,800	88,009

End of period	$97,197	$76,262

Reconciliation of net income to net cash
provided by operating activities:

Net income	$1,699,116	$665,616

Adjustments to reconcile net income to net
cash provided by operating activities:

Depreciation, depletion and amortization	7,358	9,143
Accretion expense	9,589	14,656
Increase in receivables	(442,846)	(75,562)

Net cash provided by operating activities	$1,273,217	$613,853

Noncash investing and financing activities:

Decrease in oil and gas properties –
SFAS No. 143	$(67,610)	$-

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

2.              Summary of Significant Accounting Policies
The interim financial information as of June 30, 2008, and for the three and six months ended June 30, 2008, is unaudited.  Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted in this Form 10-Q pursuant to the rules and regulations of the Securities and Exchange Commission. However, in the opinion of management, these interim financial statements include all the necessary adjustments to fairly present the results of the interim periods and all such adjustments are of a normal recurring nature. The interim consolidated financial statements should be read in conjunction with the Partnership’s Annual Report on Form 10-K for the year ended December 31, 2007.

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

Changes in abandonment obligations for the six months ended June 30, 2008 and 2007 are as follows:

	2008	2007
Beginning of period	$352,594	$322,606
Accretion expense	9,589	14,656
Revision of Estimates	(71,389)	-
Additional abandonment obligations from new wells	3,779	-
End of period	$294,573	$337,262

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

Oil and Gas Properties
Oil and gas properties are accounted for at cost under the full-cost method.  The Partnership’s capitalized costs of all evaluated properties (including costs of unsuccessful drilling efforts) within each cost center are amortized on the unit-of-production basis using total proved reserves for that cost center.  All cost centers for these Partnerships are located within the United States.  Gain or loss on the sale of oil and gas properties is not recognized unless significant oil and gas reserves are sold.

Should the net capitalized costs exceed the estimated present value of oil and gas reserves, discounted at 10%, such excess costs would be charged to current expense.  As of June 30, 2008, the net capitalized costs did not exceed the estimated present value of oil and gas reserves.

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

The Partnership recognizes income from its net profits interest in oil and gas property on an accrual basis, while the quarterly cash distributions of the net profits interest are based on a calculation of actual cash received from oil and gas sales, net of expenses incurred during that quarterly period.  If the net profits interest calculation results in expenses incurred exceeding the oil and gas income received during a quarter, no cash distribution is due to the Partnership's net profits interest until the deficit is recovered from future net profits.  The Partnership accrues a quarterly loss on its net profits interest provided there is a cumulative net amount due for accrued revenue as of the balance sheet date.  As of June 30, 2008, there were no timing differences, which resulted in a deficit net profit interest.

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

	Three Months Ended
	June 30,
	2008	2007
Oil production in barrels	9,304	8,836
Gas production in mcf	7,307	8,586
Total (BOE)	10,522	10,267
Average price per barrel of oil	$123.38	$61.30
Average price per mcf of gas	$11.83	$7.98
Partnership distributions	$685,820	$325,600
Limited partner distributions	$617,169	$292,985
Per unit distribution to limited partners	$60.82	$28.87
Number of limited partner units	10,147	10,147

Operating Results
The following discussion compares our results for the quarters ended June 30, 2008 and 2007.  Unless otherwise indicated, references to 2008 and 2007 within this section refer to the respective quarterly period.

Income from net profits
Comparing 2008 to 2007 oil and gas sales increased $624,198, of which price variances accounted for a $605,730 increase and production variances accounted for a $18,468 increase.

Production in 2008 (on a BOE basis) was 2% higher than 2007.  Our oil production increased 5% in 2008. Gas production was 15% lower in 2008 than 2007 due primarily to production decline in one field.

In 2008, our realized oil price was 101% higher than 2007, while our realized gas price was 48% higher.  Historically, the markets for oil and gas have been volatile, and they are likely to continue to be volatile.  We have very little control over the prices we receive for our production at the wellhead since most of our physical marketing arrangements are market-sensitive.

Oil and gas production costs on a BOE basis increased from $19.15 per BOE in 2007 to $24.63 per BOE in 2008.  The increase in oil and gas production costs in 2008 was due primarily to subsurface repairs on two oil wells.  Also contributing to the increase was higher production taxes resulting from higher commodity prices.

Expenses
Depletion on a BOE basis decreased 39% in 2008.  Comparing 2008 to 2007, depletion expense decreased $1,816, of which rate variances accounted for a $1,937 decrease and production variances accounted for a $121 increase.

Accretion expense decreased 47% in 2008 due primarily to changes in asset retirement obligations.

General and administrative (“G&A”) expenses were 15% higher than 2008 due primarily to increases in professional fees.

Supplemental Information
The following unaudited information is intended to supplement the financial statements included in this Form 10-Q with data that is not readily available from those statements.

	Six Months Ended
	June 30,
	2008	2007
Oil production in barrels	18,044	16,062
Gas production in mcf	16,279	16,397
Total (BOE)	20,757	18,795
Average price per barrel of oil	$112.36	$58.50
Average price per mcf of gas	$11.22	$7.75
Partnership distributions	$1,280,820	$625,600
Limited partner distributions	$1,152,669	$562,985
Per unit distribution to limited partners	$113.60	$55.48
Number of limited partner units	10,147	10,147

Operating Results
The following discussion compares our results for the six months ended June 30, 2008 and 2007.  Unless otherwise indicated, references to 2008 and 2007 within this section refer to the respective six months period.

Income from net profits
Comparing 2008 to 2007, oil and gas sales increased $1,143,337, of which price variances accounted for a $1,028,305 increase and production variances accounted for a $115,032 increase.

Production in 2008 (on a BOE basis) was 10% higher than 2007.  Our oil production increased 12% in 2008 due primarily to improved production on one oil well.  Our gas production was 1% lower in 2008 than 2007.

In 2008, our realized oil price was 92% higher than 2007, while our realized gas price was 45% higher.  Historically, the markets for oil and gas have been volatile, and they are likely to continue to be volatile.  We have very little control over the prices we receive for our production at the wellhead since most of our physical marketing arrangements are market-sensitive.

Oil and gas production costs on a BOE basis increased from $17.89 per BOE in 2007 to $21.21 per BOE in 2008.  The increase in oil and gas production costs in 2008 was due primarily to subsurface repairs on two oil wells and production costs on a well that was reactivated in October 2007.  Also contributing to the increase was higher production taxes resulting from higher commodity prices.

Expenses
Depletion on a BOE basis decreased 27% in 2008.  Comparing 2008 to 2007, depletion expense decreased $1,785, of which rate variances accounted for a $2,740 decrease and production variances accounted for a $955 increase.

Accretion expense decreased 35% in 2008 due primarily to changes in asset retirement obligations.

General and administrative (“G&A”) expenses were 27% higher in 2008 due primarily to increases in professional fees.

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

Liquidity and Capital Resources
Partnership distributions during the six months ended June 30, 2008 were $1,280,820, of which $1,152,669 was distributed to the limited partners and $128,151 to the general partners.  Cumulative cash distributions of $14,589,855 have been made to the general and limited partners as of June 30, 2008.  As of June 30, 2008, $13,152,564 or $1,296.20 per limited partner unit has been distributed to the limited partners, representing 259% of contributed capital.

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

Internal Control Over Financial Reporting
There has not been any change in the Partnership’s internal control over financial reporting that occurred during the six months ended June 30, 2008 that has materially affected, or is reasonably likely to materially affect, its internal control over financial reporting.

Management’s Report on Internal Control Over Financial Reporting
Our management is responsible for establishing and maintaining adequate internal control over financial reporting as defined in Rules 13a-15(f) and 15d-15(f) under the Securities Exchange Act of 1934.  Management assessed the effectiveness of our internal control over financial reporting as of June 30, 2008.  In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control-Integrated Framework.  Based on this assessment, management has concluded that, as of June 30, 2008, our internal control over financial reporting is effective based on those criteria.

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

Southwest Royalties Institutional Income Fund
VIII-B, L.P., a Delaware limited partnership

By:	Southwest Royalties, Inc., Managing
General Partner

By:	/s/ L. Paul Latham
L. Paul Latham
President and Chief Executive Officer

Date:	August 14, 2008