Form 10-K
period 2008-12-31
SOUTHWEST ROYALTIES INSTITUTIONAL INCOME FUND VIII B L P
filed 2009-03-27
CIK 825886

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C.  20549

FORM 10-K
(Mark One)
☒           Annual report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the fiscal year ended December 31, 2008

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

During 2008, the Partnership entered into farm-out agreements with the Managing General Partner through which the Managing General Partner drilled the Pattee #3, Pattee #4, and Paul Williams #4 wells.  These wells are expected to be completed in 2009. The partnership retained a 10% interest in each of these wells and will pay none of the cost to drill and complete these wells.

Principal Products and Markets
The Partnership has acquired and holds royalty interests and net profit interests in oil and gas properties located in New Mexico and Texas. All activities of the Partnership are confined to the continental United States.  During 2008, 92% of the Partnership’s revenues were derived from the sale of oil production and 8% were derived from gas production.  All oil and gas produced from these properties is sold to unrelated third parties in the oil and gas business.  The Partnership believes that the loss of any of its purchasers would not have a material adverse affect on its results of operations due to the availability of other purchasers.

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

The Partnership believes that it is in substantial compliance with current applicable environmental laws and regulations, and the cost of compliance with such laws and regulations has not been material and is not expected to be material during 2009.  The Partnership does not believe that it will be required to incur any material capital expenditures to comply with existing environmental requirements.  Nevertheless, changes in existing environmental laws and regulations or in the interpretations thereof could have a significant impact on the Partnership’s operations, as well as the oil and gas industry in general.  For instance, any changes in environmental laws and regulations that result in more stringent and costly waste handling, storage, transport, disposal or clean-up requirements could have a material adverse impact on the Partnership’s operations.

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
In general, the volume of production from an oil and gas property declines as reserves related to that property are depleted. The decline rates depend upon reservoir characteristics. The implied life of the Partnership’s proved reserves at December 31, 2008 is approximately 11.5 years, based on 2008 production levels.

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

Item 1B.                    Unresolved Staff Comments

Not applicable.

Item 2.                      Properties

As of December 31, 2008, the Partnership possessed an interest in oil and gas properties located in Lea County of New Mexico; Andrews, Cochran, Dawson, Gaines, Garza, Glasscock, Hockley, Nolan, Pecos, Sterling, Stonewall, Terry, Ward, Winkler and Yoakum Counties of Texas.  The Partnership owns royalty interests and net profit interests in the wells; however, a substantial majority of the interests are net profit interests. These properties consist of various interests in approximately 2,246 wells and units.

Reserves
The following table sets forth certain information as of December 31, 2008 with respect to the Partnership’s estimated proved oil and gas reserves pursuant to SEC guidelines and standardized measure of discounted future net cash flows.

	Proved Developed		Proved	Total
	Producing	Nonproducing	Undeveloped	Proved
Oil (Bbls)	419,000	2,000	1,000	422,000
Gas (Mcf)	288,000	4,000	1,000	293,000
Total (BOE)	467,000	3,000	1,000	471,000

Standardized measure of discounted
future net cash flows				$4,642,000

The following table sets forth certain information as of December 31, 2008 regarding the Partnership’s proved oil and gas reserves for certain significant fields.

	Proved Reserves
			Total Oil	Percent of
	Oil	Gas	Equivalent	Total Oil
	(Bbls)	(Mcf)	(BOE)	Equivalent
Block D	210,000	-	210,000	44.6%
Hendrick	87,000	22,000	91,000	19.3%
Collie	44,000	102,000	61,000	13.0%
Scott	44,000	90,000	59,000	12.5%
Other	37,000	79,000	50,000	10.6%
Total	422,000	293,000	471,000	100.0%

The estimates of proved reserves at December 31, 2008 and the standardized measure of discounted future net cash flows were derived from a report prepared by Ryder Scott Company, L.P., petroleum consultants.  These calculations were prepared using standard geological and engineering methods generally accepted by the petroleum industry and in accordance with SEC financial accounting and reporting standards.

In accordance with applicable financial accounting and reporting standards of the SEC, the estimates of the Partnership’s proved reserves and the standardized measure of discounted future net cash flows set forth herein are made using oil and gas sales prices estimated to be in effect as of the date of such reserve estimates and are held constant throughout the life of the properties. Estimated quantities of proved reserves and their present value are affected by changes in oil and gas prices.  The average prices utilized for the purposes of estimating the Partnership’s proved reserves and the standardized measure of discounted future net cash flows as of December 31, 2008 were $42.80 per Bbl of oil and natural gas liquids and $6.82 per Mcf of gas, as compared to $91.67 per Bbl of oil and $7.84 per Mcf of gas as of December 31, 2007.

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

Item 4.                      Submission of Matters to a Vote of Security Holders

No matter was submitted to a vote of security holders during the fourth quarter of 2008 through the solicitation of proxies or otherwise.

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

Number of Limited Partner Interest Holders
As of December 31, 2008, there were 407 holders of limited partner units in the Partnership.

Distributions
Pursuant to Article IV, Section 4.01 of the Partnership's Certificate and Agreement of Limited Partnership "Net Cash Flow" is distributed to the partners on a quarterly basis.  "Net Cash Flow" is defined as "the cash generated by the Partnership's investments in producing oil and gas properties, less (i) General and Administrative Costs, (ii) Operating Costs, and (iii) any reserves necessary to meet current and anticipated needs of the Partnership, as determined in the sole discretion of the Managing General Partner."  During 2008, distributions were made totaling $2,775,820, with $2,498,169 ($246.20 per unit) distributed to the limited partners and $277,651 to the general partner.

Issuer Purchases of Equity Securities
After completion of the Partnership's first full fiscal year of operations and each year thereafter, the Managing General Partner has offered and will continue to offer to purchase each limited partner's interest in the Partnership in accordance with the obligations set forth in the partnership agreement.  The pricing mechanism used to calculate the repurchase is based on tangible assets of the Partnership, plus the present value of the future net revenues of proved oil and gas properties, minus liabilities with a risk factor discount of up to one-third which may be implemented in the sole discretion of the Managing General Partner.  However, the Managing General Partner's obligation to purchase limited partner units under the partnership agreement is limited to an annual expenditure of an amount not in excess of 10% of the total limited partner units initially subscribed for by limited partners.  The following table sets forth certain information regarding purchases of limited partnership units by the Managing General Partner during the year ended December 31, 2008.

Total Number
	of Units	Average Price
Period	Purchased	Paid Per Unit
January 2008	-	$-
February 2008	-	-
March 2008	-	-
April 2008	-	-
May 2008	-	-
June 2008	178	1,088.80
July 2008	-	-
August 2008	-	-
September 2008	-	-
October 2008	-	-
November 2008	-	-
December 2008	20	999.39
TOTALS	198	$1,079.77

Item 6.                      Selected Financial Data

The following selected financial data for the years ended December 31, 2008, 2007, 2006, 2005 and 2004 should be read in conjunction with the financial statements included in Item 8:

	Years ended December 31,
	2008	2007	2006	2005	2004
Revenues	$2,579,702	$1,718,192	$1,647,951	$1,506,592	$1,096,546

Net income	2,443,992	1,573,448	1,521,435	1,397,100	981,156

Partners' share of net income:

General partner	245,864	159,161	153,638	141,119	99,678

Limited partners	2,198,128	1,414,287	1,367,797	1,255,981	881,478

Limited partners'
net income per unit	216.63	139.38	134.80	123.78	86.87

Limited partners'
cash distributions per unit	246.20	130.87	146.40	126.39	75.43

Total assets	$452,956	$829,934	$702,098	$713,950	$707,421

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

	Year Ended December 31,
	2008	2007	2006
Oil production in barrels	35,512	33,744	35,708
Gas production in mcf	33,099	33,417	32,716
Total (BOE)	41,029	39,314	41,161
Average price per barrel of oil	$98.59	$69.74	$61.76
Average price per mcf of gas	$9.80	$8.05	$7.37
Partnership distributions	$2,775,820	$1,475,600	$1,650,633
Limited partner distributions	$2,498,169	$1,327,985	$1,485,497
Per unit distribution to limited partners	$246.20	$130.87	$146.40
Number of limited partner units	10,147	10,147	10,147

Operating Results
The following discussion compares our results for the year ended December 31, 2008 to the two previous years.  All references to 2008, 2007 and 2006 within this section refer to the respective annual periods.

Revenues
Oil and gas prices remained high compared to the previous two years.  Comparing 2008 to 2007, oil and gas sales increased $1,203,267, of which price variances accounted for a $1,082,521 increase and production variances accounted for a $120,746 increase. Comparing 2007 to 2006, oil and gas sales increased $175,926, of which price variances accounted for a $292,065 increase and production variances accounted for a $116,139 decrease.

Production in 2008 (on a BOE basis) was 4% higher than 2007 and less than 1% lower than 2006.  Our oil production was 5% higher in 2008 than 2007.  Our gas production was 1% lower in 2008 than 2007.

In 2008, our realized oil price was 41% higher than 2007 and 60% higher than 2006, while our realized gas price was 22% higher than 2007 and 33% higher than 2006.  Historically, the markets for oil and gas have been volatile, and they are likely to continue to be volatile.  We have very little control over the prices we receive for our production at the wellhead since most of our physical marketing arrangements are market-sensitive.

Oil and gas production costs on a BOE basis increased from $23.12 per BOE in 2007 and $19.55 per BOE in 2006 to $30.42 per BOE in 2008.  The increase in oil and gas production costs in 2008 was due primarily to installation of a submersible pump on an oil well and subsurface repairs on an injection well.  Also contributing to the increase was higher production taxes resulting from the higher commodity prices.

Expenses
Depletion on a BOE basis decreased 23% from 2007 and decreased by 2% from 2006.  Comparing 2008 to 2007, depletion expense decreased $3,515, of which rate variances accounted for a $4,307 decrease and production variances accounted for a $792 increase.  Comparing 2007 to 2006, depletion expense increased $3,222, of which rate variances accounted for a $3,893 increase and production variances accounted for a $671 decrease.   Depletion rates are a function of net capitalized costs and estimated reserve quantities.

Accretion expense decreased 23% due primarily to changes in asset retirement obligations.

General and administrative (“G&A”) expenses were 1% higher than 2007 and 4% higher than 2006.

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

Liquidity and Capital Resources
Partnership distributions during the year ended December 31, 2008 were $2,775,820, of which $2,498,169 was distributed to the limited partners and $277,651 to the general partner.  Cumulative cash distributions of $16,084,855 have been made to the general and limited partners as of December 31, 2008.  As of December 31, 2008, $14,498,064 or $1,428.80 per limited partner unit has been distributed to the limited partners, representing 286% of contributed capital.

Our primary source of cash from operating activities is our oil and gas sales, net of production costs.  Cash flow provided by operating activities for 2008 was 83% higher than 2007 due to the combined effects of several drivers.  The positive benefits of a 46% increase in oil and gas sales, driven primarily by higher oil and gas prices, and a decrease in accounts receivable were offset in part by increases in production costs.  Our only use in financing activities is the distribution to partners which was 88% higher than 2007.

As of December 31, 2008, the Partnership had approximately $121,900 in working capital.  The Managing General Partner knows of no unusual contractual commitments.  Although the Partnership held many long-lived properties at inception, because of the restrictions on property development imposed by the partnership agreement, the Partnership cannot develop its non-producing properties, if any.  Without continued development, the producing reserves continue to deplete.  Accordingly, as the Partnership’s properties have matured and depleted, the net cash flows from operations for the Partnership have steadily declined, except in periods of substantially increased commodity pricing.  Maintenance of properties and administrative expenses for the Partnership are increasing relative to production.  As the properties continue to deplete, maintenance of properties and administrative costs as a percentage of production are expected to continue to increase.

Recent Accounting Pronouncements
There are no recent accounting pronouncements that affect the Partnership.

Item 7A.                    Quantitative and Qualitative Disclosures About Market Risk

The Partnership is not a party to any derivative or embedded derivative instruments.

Item 8.                       Financial Statements and Supplementary Data

REPORT OF INDEPENDENT REGISTERED
PUBLIC ACCOUNTING FIRM

The Partners
Southwest Royalties Institutional Income Fund VIII-B, L.P.
(A Delaware Limited Partnership)

We have audited the accompanying balance sheets of Southwest Royalties Institutional Income Fund VIII-B, L.P. (the “Partnership”) as of December 31, 2008 and 2007, and the related statements of operations, changes in partners’ equity (deficit), and cash flows for each of the years in the three-year period ended December 31, 2008.  These financial statements are the responsibility of the Partnership’s management.  Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Southwest Royalties Institutional Income Fund VIII-B, L.P. as of December 31, 2008 and 2007, and the results of its operations and its cash flows for each of the years in the three-year period ended December 31, 2008, in conformity with U.S. generally accepted accounting principles.

KPMG LLP
Dallas, Texas
March 27, 2009

Southwest Royalties Institutional Income Fund VIII-B, L.P.
(a Delaware limited partnership)
Balance Sheets

	December 31,
	2008	2007
Assets

Current assets:
Cash and cash equivalents	$58,721	$104,800
Receivable from Managing General Partner	60,606	310,371
New Mexico income tax deposits	2,605	1,514
Total current assets	121,932	416,685

Oil and gas properties - using the full-
cost method of accounting	4,131,173	4,198,748
Less accumulated depreciation,
depletion and amortization	3,800,149	3,785,499

Net oil and gas properties	331,024	413,249
	$452,956	$829,934

Liabilities and Partners' Equity (Deficit)

Asset retirement obligation	$307,444	$352,594

Partners' equity (deficit):
General partner	(17,210)	14,577
Limited partners	162,722	462,763

Total partners' equity	145,512	477,340
	$452,956	$829,934

The accompanying notes are an integral
part of these financial statements.

Southwest Royalties Institutional Income Fund VIII-B, L.P.
(a Delaware limited partnership)
Statements of Operations

	Years ended December 31,
	2008	2007	2006
Revenues

Income from net profits interests	$2,577,464	$1,713,368	$1,641,567
Interest income	2,238	4,679	6,384
Other	-	145	-
	2,579,702	1,718,192	1,647,951

Expenses

Depreciation, depletion and amortization	14,650	18,165	14,943
Accretion expense	23,030	29,988	17,484
General and administrative	98,030	96,591	94,089
	135,710	144,744	126,516

Net income	$2,443,992	$1,573,448	$1,521,435

Net income allocated to:

Managing General Partner	$245,864	$159,161	$153,638

Limited partners	$2,198,128	$1,414,287	$1,367,797

Per limited partner unit	$216.63	$139.38	$134.80

The accompanying notes are an integral
part of these financial statements.

Southwest Royalties Institutional Income Fund VIII-B, L.P.
(a Delaware limited partnership)
Statements of Changes in Partners' Equity (Deficit)
Years ended December 31, 2008, 2007 and 2006

	General	Limited
	Partners	Partners	Total
Balance at December 31, 2005	$14,529	$494,161	$508,690

Net income	153,638	1,367,797	1,521,435

Distributions	(165,136)	(1,485,497)	(1,650,633)

Balance at December 31, 2006	3,031	376,461	379,492

Net income	159,161	1,414,287	1,573,448

Distributions	(147,615)	(1,327,985)	(1,475,600)

Balance at December 31, 2007	14,577	462,763	477,340

Net income	245,864	2,198,128	2,443,992

Distributions	(277,651)	(2,498,169)	(2,775,820)

Balance at December 31, 2008	$(17,210)	$162,722	$145,512

The accompanying notes are an integral
part of these financial statements.

Southwest Royalties Institutional Income Fund VIII-B, L.P.
(a Delaware limited partnership)
Statements of Cash Flows

	Years ended December 31,
	2008	2007	2006
Cash flows from operating activities:
Cash received from net profits interests	$2,825,533	$1,584,158	$1,653,936
Cash paid for administrative fees and general
and administrative overhead	(98,030)	(96,591)	(94,089)
Interest received	2,238	4,679	6,384
Other	-	145	-

Net cash provided by operating activities	2,729,741	1,492,391	1,566,231

Cash flows from financing activities:
Distributions to partners	(2,775,820)	(1,475,600)	(1,650,633)
Decrease in distributions payable	-	-	(683)

Net cash used in financing activities	(2,775,820)	(1,475,600)	(1,651,316)

Net (decrease) increase in cash and cash equivalents	(46,079)	16,791	(85,085)

Beginning of year	104,800	88,009	173,094

End of year	$58,721	$104,800	$88,009

Reconciliation of net income to net
cash provided by operating activities:

Net income	$2,443,992	$1,573,448	$1,521,435

Adjustments to reconcile net income to
net cash provided by operating activities:

Depreciation, depletion and amortization	14,650	18,165	14,943
Accretion expense	23,030	29,988	17,484
Settlement of asset retirement obligations
for plugged and abandoned wells	(605)	-	(4,126)
Decrease (increase) in receivables and deposits	248,674	(129,210)	16,495

Net cash provided by operating activities	$2,729,741	$1,492,391	$1,566,231

Noncash investing and financing activities:
(Decrease) increase in oil and gas properties –
SFAS No. 143	$(67,575)	$-	$104,671

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

Should the net capitalized costs exceed the estimated present value of oil and gas reserves, discounted at 10%, such excess costs would be charged to current expense.  As of December 31, 2008, 2007 and 2006 the net capitalized costs did not exceed the estimated present value of oil and gas reserves.

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

Southwest Royalties Institutional Income Fund VIII-B, L.P.
(a Delaware limited partnership)

Notes to Financial Statements

2.	Summary of Significant Accounting Policies - continued

The Partnership recognizes income from its net profits interest in oil and gas property on an accrual basis, while the quarterly cash distributions of the net profits interest are based on a calculation of actual cash received from oil and gas sales, net of expenses incurred during that quarterly period. If the net profits interest calculation results in expenses incurred exceeding the oil and gas income received during a quarter, no cash distribution is due to the Partnership's net profits interest until the deficit is recovered from future net profits.  The Partnership accrues a quarterly loss on its net profits interest provided there is a cumulative net amount due for accrued revenue as of the balance sheet date.  As of December 31, 2008, there were no timing differences which resulted in a deficit net profit interest.

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

Gas Balancing
The Partnership utilizes the sales method of accounting for gas-balancing arrangements.  Under this method the Partnership recognizes sales revenue on all gas sold.  As of December 31, 2008 and 2007, there were no significant amounts of imbalance in terms of units or value.

Income Taxes
No provision for income taxes is reflected in these financial statements, since the tax effects of the Partnership's income or loss are passed through to the individual partners.

In accordance with the requirements of Statement of Financial Accounting Standards No. 109, "Accounting for Income Taxes" the Partnership's tax basis in its oil and gas properties at December 31, 2008 and 2007 is $264,180 and $326,379, respectively, less than that shown on the accompanying Balance Sheets in accordance with generally accepted accounting principles.

Cash and Cash Equivalents
For purposes of the statement of cash flows, the Partnership considers all highly liquid debt instruments purchased with a maturity of three months or less to be cash equivalents.  The Partnership maintains its cash at one financial institution.

Number of Limited Partner Units
As of December 31, 2008, 2007 and 2006, there were 10,147 limited partner units outstanding held by 407, 416 and 438 partners.

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

Recent Accounting Pronouncements
There are no recent accounting pronouncements that affect the Partnership.

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

Changes in abandonment obligations for 2008 and 2007 are as follows:

	2008	2007
Beginning of year	$352,594	$322,606
Additional abandonment obligations from new wells	3,779	-
Reduction of obligations due to wells plugged and abandoned	(605)	-
Accretion expense	23,030	29,988
Revisions of previous estimates	(71,354)	-
End of year	$307,444	$352,594

Southwest Royalties Institutional Income Fund VIII-B, L.P.
(a Delaware limited partnership)

Notes to Financial Statements

4.	Commitments and Contingent Liabilities
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

As of December 31, 2008, the Partnership has not been fined, cited or notified of any environmental violations and management is not aware of any unasserted violations, which would have a material adverse effect upon the Partnership’s financial condition and operations.  However, the Managing General Partner does recognize by the very nature of its business, material costs could be incurred in the near term to bring the Partnership into total compliance.  The amount of such future expenditures is not reliably determinable due to several factors, including the unknown magnitude of possible contaminations, the unknown timing and extent of the corrective actions which may be required, the determination of the Partnership's liability in proportion to other responsible parties and the extent to which such expenditures are recoverable from insurance or indemnifications from prior owners of the Partnership's properties.

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
A significant portion of the oil and gas properties in which the Partnership has an interest are purchased from and operated by the Managing General Partner.  As provided for in the operating agreement for each respective oil and gas property in which the Partnership has an interest, the operator is paid an amount for administrative overhead attributable to operating such properties, with such amounts payable to Southwest Royalties, Inc. as operator approximating $112,800, $103,900 and $114,200 for the years ended December 31, 2008, 2007 and 2006, respectively.  The amounts for administrative overhead attributable to operating the partnership properties have been deducted from gross oil and gas revenues in the determination of net profit interest.  In addition, the Managing General Partner and certain officers and employees may have an interest in some of the properties that the Partnership also participates.

Southwest Royalties, Inc., the Managing General Partner, was paid $72,000 during each of 2008, 2007 and 2006, as an administrative fee for reimbursement of indirect general and administrative overhead expenses. The administrative fees are included in general and administrative expense on the statement of operations.

Receivables from Southwest Royalties, Inc., the Managing General Partner, of approximately $60,600 and $310,400 are from oil and gas production, net of lease operating costs and production taxes, as of December 31, 2008 and 2007, respectively.

During 2008, the Partnership entered into farm-out agreements with the Managing General Partner through which the Managing General Partner drilled the Pattee #3, Pattee #4, and Paul Williams #4 wells.  These wells are expected to be completed in 2009. The partnership retained a 10% interest in each of these wells and will pay none of the cost to drill and complete these wells.

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

The Partnership's interest in proved oil and gas reserves is as follows:

	Oil (bbls)	Gas (mcf)
Total Proved -

January 1, 2006	572,000	379,000

Revisions of previous estimates	(48,000)	(56,000)
Production from continuing operations	(36,000)	(33,000)

December 31, 2006	488,000	290,000

Revisions of previous estimates	153,000	75,000
Production from continuing operations	(34,000)	(33,000)

December 31, 2007	607,000	332,000

New discoveries and extensions	2,000	4,000
Revisions of previous estimates	(151,000)	(10,000)
Production from continuing operations	(36,000)	(33,000)
December 31, 2008	422,000	293,000

Proved developed reserves -

December 31, 2006	488,000	289,000
December 31, 2007	606,000	331,000
December 31, 2008	421,000	292,000

Net revisions of 153,000 BOE in 2008 consisted of approximately 164,000 BOE of downward revisions attributable to the effects of lower product prices on the estimated quantities of proved reserves, net of upward revisions of approximately 11,000 BOE attributable to well performance primarily from properties in the Scott field of West Texas.  Net revisions of 165,000 BOE in 2007 consisted of approximately 24,000 BOE of upward revisions attributable to the effects of higher product prices on the estimated quantities of proved reserves, and upward revisions of approximately 141,000 BOE attributable to well performance primarily from properties in the Block D field of West Texas.

Oil price adjustments were made in the individual evaluations to reflect oil quality, gathering and transportation costs. The standardized measure as of December 31, 2008, 2007 and 2006 reflects an average oil price of $42.80, $91.67 and $56.28 per barrel, respectively.

Gas price adjustments were made in the individual evaluations to reflect BTU content, gathering and transportation costs and gas processing and shrinkage.  The standardized measure as of December 31, 2008, 2007 and 2006 reflects an average natural gas price of $6.82, $7.84 and $5.24 per Mcf, respectively.

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

The standardized measure of discounted future net cash flows relating to proved oil and gas reserves at December 31, 2008, 2007 and 2006 is presented below:

	2008	2007	2006
Future cash inflows	$20,055,000	$58,237,000	$29,013,000
Production, development and abandonment costs	11,468,000	21,360,000	13,454,000
Future net cash flows	8,587,000	36,877,000	15,559,000
10% annual discount for
estimated timing of cash flows	3,945,000	20,265,000	7,475,000
Standardized measure of
discounted future net cash flows	$4,642,000	$16,612,000	$8,084,000

Changes in the standardized measure of discounted future net cash flows relating to proved reserves for the years ended December 31, 2008, 2007 and 2006 are as follows:

	2008	2007	2006
Sales of oil and gas produced, net of production costs	$(2,577,000)	$(1,713,000)	$(1,642,000)
Extensions and discoveries and improved
recovery net of future production and
development costs	48,000	-	-
Changes in prices and production costs	(12,144,000)	6,276,000	(1,642,000)
Changes of production rates (timing) and others	2,543,000	(994,000)	825,000
Revisions of previous quantities estimates	(1,501,000)	4,151,000	(864,000)
Accretion of discount	1,661,000	808,000	1,037,000
Discounted future net cash flows -
Beginning of year	16,612,000	8,084,000	10,370,000
End of year	$4,642,000	$16,612,000	$8,084,000

Southwest Royalties Institutional Income Fund VIII-B, L.P.
(a Delaware limited partnership)

Notes to Financial Statements

7.	Selected Quarterly Financial Results – (unaudited)

	Quarter
	First	Second	Third	Fourth
2008:
Total revenues	$795,373	$975,722	$691,138	$117,469
Total expenses	34,312	37,667	32,852	30,879
Net income	$761,061	938,055	658,286	86,590

Net income per limited partners unit	$67.46	$83.17	$58.36	$7.64

	Quarter
	First	Second	Third	Fourth
2007:
Total revenues	$318,332	$414,302	$461,629	$523,929
Total expenses	27,976	39,040	37,818	39,910
Net income	$290,356	$375,262	$423,811	$484,019

Net income per limited partners unit	$25.71	$33.24	$37.54	$42.89

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

Internal Control Over Financial Reporting
There has not been any change in the Partnership’s internal control over financial reporting that occurred during the quarter ended December 31, 2008 that has materially affected, or is reasonably likely to materially affect, its internal control over financial reporting.

Management’s Report on Internal Control Over Financial Reporting
Our management is responsible for establishing and maintaining adequate internal control over financial reporting as defined in Rules 13a-15(f) and 15d-15(f) under the Securities Exchange Act of 1934.  Management assessed the effectiveness of our internal control over financial reporting as of December 31, 2008.  In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control-Integrated Framework.  Based on this assessment, management has concluded that, as of December 31, 2008, our internal control over financial reporting is effective based on those criteria.

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

CLAYTON W. WILLIAMS, age 77, is Chairman of the Board and a director of the Managing General Partner, having served in this capacity since May 2004.  Mr. Williams also serves as Chairman of the Board, President, Chief Executive Officer and a director of CWEI.

L. PAUL LATHAM, age 57, is President, Chief Executive Officer and a director of the Managing General Partner, having served in this capacity since May 2004.  Mr. Latham also serves as Executive Vice President, Chief Operating Officer and a director of CWEI.

MEL G. RIGGS, age 54, is Vice President, Chief Financial Officer, Treasurer and a director of the Managing General Partner, having served in this capacity since May 2004.  Mr. Riggs also serves as Senior Vice President and Chief Financial Officer of CWEI.

RANDY HOWARD, age 53, is Vice President – of the Managing General Partner, having served in this capacity since March 2006.

ROBERT C. LYON, age 72, is Vice President – Gas Gathering and Marketing of the Managing General Partner, having served in this capacity since May 2004.  Mr. Lyon also serves as Vice President – Gas Gathering and Marketing of CWEI.

T. MARK TISDALE, age 52, is Vice President and Secretary of the Managing General Partner, having served in this capacity since May 2004.  Mr. Tisdale also serves as Vice President and General Counsel of CWEI.

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

Item 11.                      Executive Compensation

The Partnership does not employ any directors, executive officers or employees.  The Managing General Partner receives an administrative fee for the management of the Partnership.  The Managing General Partner received $72,000 during each of 2008, 2007 and 2006 as an annual administrative fee.  The executive officers of the Managing General Partner do not receive any form of compensation, from the Partnership; instead, their compensation is paid solely by Southwest.  The executive officers, however, may occasionally perform administrative duties for the Partnership but receive no additional compensation for this work.

Item 12.                      Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

There are no limited partners who own of record, or are known by the Managing General Partner to beneficially own, more than five percent of the Partnership's limited partnership interests, other than the Managing General Partner.

Through repurchase offers to the limited partners, the Managing General Partner owns 4,037 limited partner units, a 35.8% limited partner interest.  The Managing General Partner's total percentage interest ownership in the Partnership is 45.8%.

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

Item 13.                      Certain Relationships and Related Transactions, and Director Independence

In 2008, the Managing General Partner received $72,000 as an administrative fee.  This amount is part of the general and administrative expenses incurred by the Partnership.

In some instances, the Managing General Partner and its affiliates may be working interest owners in an oil and gas property in which the Partnership also has a net profits interest.  Certain properties in which the Partnership has an interest are operated by the Managing General Partner, who was paid approximately $112,800 for administrative overhead attributable to operating such properties during 2008.

The terms of the above transactions are similar to ones, which would have been obtained through arm’s length negotiations with unaffiliated third parties.

Item 14.                      Principal Accounting Fees and Services

The following table presents fees for professional audit services rendered by KPMG LLP for the audit of the Partnership’s annual financial statements for the years ended December 31, 2008 and 2007 and fees billed for other services rendered by KPMG during those periods.

For the Year Ended December 31,	2008	2007
Audit Fees	$18,030	$16,932
Audit Related Fees	-	-
Tax Fees	-	-
All Other Fees	-	-

TOTAL	$18,030	$16,932

The Audit Committee of CWEI reviewed and approved, in advance, all audit and non-audit services provided by KPMG LLP.

Part IV

Item 15.                      Exhibits and Financial Statement Schedules

(a)	(1)	Financial Statements:

		Included in Part II of this report

		Report of Independent Registered Public Accounting Firm
		Balance Sheets
		Statements of Operations
		Statements of Changes in Partners' Equity (Deficit)
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

Southwest Royalties Institutional Income Fund
VIII-B, L.P., a Delaware limited partnership

By:	Southwest Royalties, Inc., Managing
General Partner

By:	/s/ L. Paul Latham
L. Paul Latham
President and Chief Executive Officer

Date:	March 27, 2009

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

/s/ Clayton W Williams	/s/ L. Paul Latham
Clayton W. Williams, Chairman of the Board	L. Paul Latham, President and a Director
and a Director

Date: March 27, 2009	Date: March 27, 2009

/s/ Mel G. Riggs
Mel G. Riggs, Vice President – Finance,
Treasurer and a Director

Date: March 27, 2009