Form 10-Q
period 2009-09-30
SOUTHWEST ROYALTIES INSTITUTIONAL INCOME FUND VIII B L P
filed 2009-11-16
CIK 825886

FORM 10-Q

SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C.  20549

(Mark One)

☒           QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2009

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

PART I. - FINANCIAL INFORMATION

Item 1.                      Financial Statements

The unaudited condensed financial statements included herein have been prepared by the Registrant (herein also referred to as the "Partnership") in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X.  Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements.  In the opinion of management, all adjustments necessary for a fair presentation have been included and are of a normal recurring nature.  The financial statements should be read in conjunction with the audited financial statements and the notes thereto for the year ended December 31, 2008, which are found in the Registrant's Annual Report on Form 10-K for the year ended December 31, 2008 filed with the Securities and Exchange Commission.  The December 31, 2008 balance sheet included herein has been taken from the Registrant's Annual Report on Form 10-K for the year ended December 31, 2008.  Operating results for the three and nine month periods ended September 30, 2009 are not necessarily indicative of the results that may be expected for the full year.

Southwest Royalties Institutional Income Fund VIII-B, L.P.
Balance Sheets

	September 30,	December 31,
	2009	2008
	(unaudited)
Assets

Current assets:
Cash and cash equivalents	$67,334	$58,721
Receivable from Managing General Partner	147,898	60,606
New Mexico income tax deposits	1,829	2,605
Total current assets	217,061	121,932

Oil and gas properties - using the full-
cost method of accounting	4,154,767	4,131,173
Less accumulated depreciation,
depletion and amortization	3,811,796	3,800,149

Net oil and gas properties	342,971	331,024
	$560,032	$452,956

Liabilities and Partners' Equity (Deficit)

Asset retirement obligation	$352,600	$307,444

Partners' equity (deficit):
General partner	(9,953)	(17,210)
Limited partners	217,385	162,722

Total partners' equity	207,432	145,512
	$560,032	$452,956

The accompanying notes are an integral
part of these financial statements.

Southwest Royalties Institutional Income Fund VIII-B, L.P.
Statements of Operations
(unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2009	2008	2009	2008
Revenues

Income from net profits interests	$330,651	$690,506	$686,910	$2,460,385
Interest	83	632	152	1,848
	330,734	691,138	687,062	2,462,233

Expenses

Depreciation, depletion and amortization	3,574	3,087	11,647	10,445
Accretion expense	7,487	6,633	21,562	16,222
General and administrative	26,289	23,132	80,640	78,164
	37,350	32,852	113,849	104,831

Net income	$293,384	$658,286	$573,213	$2,357,402

Net income allocated to:

Managing General Partner	$29,696	$66,137	$58,486	$236,785

Limited Partners	$263,688	$592,149	$514,727	$2,120,617

Per limited partner unit	$25.99	$58.36	$50.73	$208.99

The accompanying notes are an integral
part of these financial statements.

Southwest Royalties Institutional Income Fund VIII-B, L.P.
Statements of Cash Flows
(unaudited)

	Nine Months Ended
	September 30,
	2009	2008
Cash flows from operating activities:
Cash received from income from net
profits interests	$600,394	$2,252,441
Cash paid to suppliers	(80,640)	(78,164)
Interest received	152	1,848
Net cash provided by operating activities	519,906	2,176,125

Cash flows used in financing activities:
Distributions to partners	(511,293)	(2,180,820)

Net increase (decrease) in cash and cash equivalents	8,613	(4,695)

Beginning of period	58,721	104,800

End of period	$67,334	$100,105

Reconciliation of net income to net cash
provided by operating activities:

Net income	$573,213	$2,357,402

Adjustments to reconcile net income to net
cash provided by operating activities:

Depreciation, depletion and amortization	11,647	10,445
Accretion expense	21,562	16,222
Increase in receivables	(86,516)	(207,944)

Net cash provided by operating activities	$519,906	$2,176,125

Noncash investing and financing activities:

Increase (decrease) in oil and gas
properties – Asset retirement obligations	$23,594	$(67,575)

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

2.             Summary of Significant Accounting Policies
The interim financial information as of September 30, 2009, and for the three and nine months ended September 30, 2009, is unaudited.  Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted in this Form 10-Q pursuant to the rules and regulations of the Securities and Exchange Commission. However, in the opinion of management, these interim financial statements include all the necessary adjustments to fairly present the results of the interim periods and all such adjustments are of a normal recurring nature. The interim consolidated financial statements should be read in conjunction with the Partnership’s Annual Report on Form 10-K for the year ended December 31, 2008.

Southwest Royalties Institutional Income Fund VIII-B, L.P.

Notes to Financial Statements

3.             Abandonment Obligations
The Partnership follows the provisions of ASC topic 410-20, formerly SFAS No. 143, “Accounting for Asset Retirement Obligations” (“SFAS 143”).  ASC topic 410-20 requires the Partnership to recognize a liability for the present value of all legal obligations associated with the retirement of tangible, long-lived assets and capitalize an equal amount as a cost of the asset.  The cost associated with the abandonment obligations, along with any estimated salvage value, is included in the computation of depreciation, depletion and amortization.

Changes in abandonment obligations for the nine months ended September 30, 2009 and 2008 are as follows:

	2009	2008
Beginning of period	$307,444	$352,594
Revisions of estimates	23,594	(71,354)
Additional abandonment obligations from new wells	-	3,779
Accretion expense	21,562	16,222
End of period	$352,600	$301,241

4.             Recent Accounting Pronouncements
Effective July 1, 2009, the Partnership adopted SFAS No. 168, “The Financial Accounting Standards Board (“FASB”) Accounting Standards Codification and the Hierarchy of Generally Accepted Accounting Principles, a replacement of FASB Statement No. 162” (“SFAS 168”) superseded by topic 105-10-5 of the FASB Accounting Standards Codification (“ASC”).  SFAS 168 establishes the ASC as the source of authoritative accounting principles recognized by the FASB to be applied by nongovernmental entities in the preparation of financial statements in conformity with GAAP.  Other than the manner in which new accounting guidance is referenced, the adoption did not have a material impact on our financial statements.

Effective April 1, 2009, the Partnership adopted SFAS No. 165, “Subsequent Events” (“SFAS 165”) (superseded by ASC topic 855-10-5), which establishes principles and requirements for disclosure of subsequent events.  It establishes the period after the balance sheet date during which events or transactions are to be evaluated for potential disclosure.  It also establishes the circumstances under which an entity shall recognize events or transactions occurring after the balance sheet date. The adoption of SFAS 165 did not have a material impact on our disclosure of subsequent events.

In December 2008, the SEC released Final Rule, “Modernization of Oil and Gas Reporting”. The new disclosure requirements include provisions that permit the use of new technologies to determine proved reserves if those technologies have been demonstrated empirically to lead to reliable conclusions about reserves volumes. The new requirements also will allow companies to disclose their probable and possible reserves to investors. In addition, the new disclosure requirements require companies to: (1) report the independence and qualifications of its reserves preparer or auditor, (2) file reports when a third party is relied upon to prepare reserves estimates or conducts a reserves audit, and (3) report oil and gas reserves using an average price based upon the prior 12-month period rather than year-end prices. The new disclosure requirements are effective for financial statements for fiscal years ending on or after December 31, 2009. The effect of adopting the SEC rule has not been determined, but it is not expected to have a significant effect on our reported financial position or results of operations.

5.             Subsequent Events
The Partnership has evaluated events and transactions that occurred after the balance sheet date of September 30, 2009 through November 16, 2009, the date the financial statements were available to be issued.  The Partnership did not have any subsequent events that would require recognition in the financial statements or disclosures in these notes to the financial statements.

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

Should the net capitalized costs exceed the estimated present value of oil and gas reserves, discounted at 10%, such excess costs would be charged to current expense.  As of September 30, 2009, the net capitalized costs did not exceed the estimated present value of oil and gas reserves.

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

The Partnership recognizes income from its net profits interest in oil and gas property on an accrual basis, while the quarterly cash distributions of the net profits interest are based on a calculation of actual cash received from oil and gas sales, net of expenses incurred during that quarterly period.  If the net profits interest calculation results in expenses incurred exceeding the oil and gas income received during a quarter, no cash distribution is due to the Partnership's net profits interest until the deficit is recovered from future net profits.  The Partnership accrues a quarterly loss on its net profits interest provided there is a cumulative net amount due for accrued revenue as of the balance sheet date.  As of September 30, 2009, there were no timing differences, which resulted in a deficit net profit interest.

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

	Three Months Ended
	September 30,
	2009	2008
Oil production in barrels	8,541	8,327
Gas production in mcf	4,720	9,249
Total (BOE)	9,328	9,869
Average price per barrel of oil	$64.20	$113.37
Average price per mcf of gas	$4.93	$11.28
Partnership distributions	$275,000	$900,000
Limited partner distributions	$247,500	$810,000
Per unit distribution to limited partners	$24.39	$79.83
Number of limited partner units	10,147	10,147

Operating Results
The following discussion compares our results for the quarters ended September 30, 2009 and 2008.  Unless otherwise indicated, references to 2009 and 2008 within this section refer to the respective quarterly period.

Revenue
Comparing 2009 to 2008, oil and gas sales decreased $476,803, of which price variances accounted for a $449,964 decrease and production variances accounted for a $26,839 decrease.

Production in 2009 (on a BOE basis) was 5% lower than 2008.  Our oil production increased 3% in 2009.  Gas production was 49% lower in 2009 than 2008 due primarily to production declines on three properties.

In 2009, our realized oil price was 43% lower than 2008, while our realized gas price was 56% lower.  Historically, the markets for oil and gas have been volatile, and they are likely to continue to be volatile.

Oil and gas production costs on a BOE basis decreased from $36.27 per BOE in 2008 to $25.83 per BOE in 2009.  The decrease in oil and gas production costs in 2009 was due primarily to the replacement of subsurface equipment in a well in 2008.

Expenses
Depletion on a BOE basis increased 22% in 2009.  Comparing 2009 to 2008, depletion expense increased $487, of which rate variances accounted for a $656 increase and production variances accounted for a $169 decrease.

Accretion expense increased 13% in 2009 due primarily to changes in asset retirement obligations.

General and administrative (“G&A”) expenses were 14% higher in 2009 due primarily to increases in professional fees.

Supplemental Information
The following unaudited information is intended to supplement the financial statements included in this Form 10-Q with data that is not readily available from those statements.

	Nine Months Ended
	September 30,
	2009	2008
Oil production in barrels	25,370	26,371
Gas production in mcf	20,611	25,528
Total (BOE)	28,805	30,626
Average price per barrel of oil	$51.91	$112.68
Average price per mcf of gas	$4.17	$11.24
Partnership distributions	$511,293	$2,180,820
Limited partner distributions	$460,064	$1,962,669
Per unit distribution to limited partners	$45.34	$193.42
Number of limited partner units	10,147	10,147

Operating Results
The following discussion compares our results for the nine months ended September 30, 2009 and 2008.  Unless otherwise indicated, references to 2009 and 2008 within this section refer to the respective nine-month period.

Revenue
Comparing 2009 to 2008, oil and gas sales decreased $1,855,669 of which price variances accounted for a $1,687,595 decrease and production variances accounted for a $168,074 decrease.

Production in 2009 (on a BOE basis) was 6% lower than 2008.  Our oil production decreased 4% in 2009 than 2008.  Gas production was 19% lower in 2009 than 2008 due primarily to production declines on four properties.

In 2009, our realized oil price was 54% lower than 2008, while our realized gas price was 63% lower.  Historically, the markets for oil and gas have been volatile, and they are likely to continue to be volatile.

Oil and gas production costs on a BOE basis decreased from $26.06 per BOE in 2008 to $24.85 per BOE in 2009.  The decrease in oil and gas production costs in 2009 was due primarily to lower production taxes resulting from lower oil and gas revenues.

Expenses
Depletion on a BOE basis increased 19% in 2009.  Comparing 2009 to 2008, depletion expense increased $1,202, of which rate variances accounted for a $1,823 increase and production variances accounted for a $621 decrease.

Accretion expense increased 33% in 2009 due primarily to changes in asset retirement obligations.

General and administrative (“G&A”) expenses were 3% higher in 2009 as compared to 2008.

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

Liquidity and Capital Resources
Partnership distributions during the nine months ended September 30, 2009 were $511,293, of which $460,064 was distributed to the limited partners and $51,229 to the general partners.  Cumulative cash distributions of $16,596,148 have been made to the general and limited partners as of September 30, 2009.  As of September 30, 2009, $14,958,128 or $1,474.14 per limited partner unit has been distributed to the limited partners, representing 295% of contributed capital.

Recent Accounting Pronouncements
Effective July 1, 2009, the Partnership adopted SFAS No. 168, “The Financial Accounting Standards Board (“FASB”) Accounting Standards Codification and the Hierarchy of Generally Accepted Accounting Principles, a replacement of FASB Statement No. 162” (“SFAS 168”) superseded by topic 105-10-5 of the FASB Accounting Standards Codification (“ASC”).  SFAS 168 establishes the ASC as the source of authoritative accounting principles recognized by the FASB to be applied by nongovernmental entities in the preparation of financial statements in conformity with GAAP.  Other than the manner in which new accounting guidance is referenced, the adoption did not have a material impact on our financial statements.

Effective April 1, 2009, the Partnership adopted SFAS No. 165, “Subsequent Events” (“SFAS 165”) (superseded by ASC topic 855-10-5), which establishes principles and requirements for disclosure of subsequent events.  It establishes the period after the balance sheet date during which events or transactions are to be evaluated for potential disclosure.  It also establishes the circumstances under which an entity shall recognize events or transactions occurring after the balance sheet date. The adoption of SFAS 165 did not have a material impact on our disclosure of subsequent events.

In December 2008, the SEC released Final Rule, “Modernization of Oil and Gas Reporting”. The new disclosure requirements include provisions that permit the use of new technologies to determine proved reserves if those technologies have been demonstrated empirically to lead to reliable conclusions about reserves volumes. The new requirements also will allow companies to disclose their probable and possible reserves to investors. In addition, the new disclosure requirements require companies to: (1) report the independence and qualifications of its reserves preparer or auditor, (2) file reports when a third party is relied upon to prepare reserves estimates or conducts a reserves audit, and (3) report oil and gas reserves using an average price based upon the prior 12-month period rather than year-end prices. The new disclosure requirements are effective for financial statements for fiscal years ending on or after December 31, 2009. The effect of adopting the SEC rule has not been determined, but it is not expected to have a significant effect on our reported financial position or results of operations.

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

Internal Control Over Financial Reporting
There has not been any change in the Partnership’s internal control over financial reporting that occurred during the nine months ended September 30, 2009 that has materially affected, or is reasonably likely to materially affect, its internal control over financial reporting.

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

Southwest Royalties Institutional Income Fund
VIII-B, L.P., a Delaware limited partnership

By:	Southwest Royalties, Inc., Managing
General Partner

By:	/s/ L. Paul Latham
L. Paul Latham
President and Chief Executive Officer

Date:	November 16, 2009