Form 10-Q
period 2010-03-31
SOUTHWEST ROYALTIES INSTITUTIONAL INCOME FUND VIII B L P
filed 2010-05-14
CIK 825886

FORM 10-Q

SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C.  20549

(Mark One)

☒           QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2010

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

PART I. - FINANCIAL INFORMATION

Item 1.                      Financial Statements

The unaudited condensed financial statements included herein have been prepared by the Registrant (herein also referred to as the "Partnership") in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X.  Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements.  In the opinion of management, all adjustments necessary for a fair presentation have been included and are of a normal recurring nature.  The financial statements should be read in conjunction with the audited financial statements and the notes thereto for the year ended December 31, 2009, which are found in the Registrant's Form 10-K Report for 2009 filed with the Securities and Exchange Commission.  The December 31, 2009 balance sheet included herein has been taken from the Registrant's 2009 Form 10-K Report.  Operating results for the three month period ended March 31, 2010 are not necessarily indicative of the results that may be expected for the full year.

Southwest Royalties Institutional Income Fund VIII-B, L.P.
Balance Sheets

	March 31,	December 31,
	2010	2009
	(unaudited)
Assets

Current assets:
Cash and cash equivalents	$95,077	$76,137
Receivable from Managing General Partner	233,871	162,926
New Mexico income tax deposits	3,742	2,770
Total current assets	332,690	241,833

Oil and gas properties - using the full-
cost method of accounting	4,155,436	4,155,207
Less accumulated depreciation,
depletion and amortization	3,818,180	3,816,161

Net oil and gas properties	337,256	339,046
	$669,946	$580,879

Liabilities and Partners' Equity (Deficit)

Asset retirement obligation	$366,994	$360,903

Partners' equity (deficit):
General partner	237	(8,262)
Limited partners	302,715	228,238

Total partners' equity	302,952	219,976
	$669,946	$580,879

The accompanying notes are an integral
part of these financial statements.

Southwest Royalties Institutional Income Fund VIII-B, L.P.
Statements of Operations
(unaudited)

	Three Months Ended
	March 31,
	2010	2009
Revenues

Income from net profits interests	$442,605	$77,970
Interest	91	29
Miscellaneous	2,485	-
	445,181	77,999
Expenses

Depreciation, depletion and amortization	2,019	4,049
Accretion of asset retirement obligations	5,862	6,941
General and administrative	29,324	29,832
	37,205	40,822

Net income	$407,976	$37,177

Net income allocated to:

Managing General Partner	$40,999	$4,123

Limited partners	$366,977	$33,054

Per limited partner unit	$36.17	$3.26

The accompanying notes are an integral
part of these financial statements.

Southwest Royalties Institutional Income Fund VIII-B, L.P.
Statements of Cash Flows
(unaudited)

	Three Months Ended
	March 31,
	2010	2009
Cash flows from operating activities:

Cash received from income from net profits
interests	$370,688	$86,892
Cash paid to suppliers	(29,324)	(29,832)
Interest received	91	29
Miscellaneous	2,485	-

Net cash provided by operating activities	343,940	57,089

Cash flows used in financing activities:

Distributions to partners	(325,000)	(85,000)

Net increase (decrease) in cash and cash equivalents	18,940	(27,911)

Beginning of period	76,137	58,721

End of period	$95,077	$30,810

Reconciliation of net income to net cash
provided by operating activities:

Net income	$407,976	$37,177

Adjustments to reconcile net income to net
cash provided by operating activities:

Depreciation, depletion and amortization	2,019	4,049
Accretion of asset retirement obligations	5,862	6,941
(Increase) decrease in receivables and deposits	(71,917)	8,922

Net cash provided by operating activities	$343,940	$57,089

Noncash investing and financing activities:
Increase in oil and gas properties –
Asset retirement obligations	$229	$-

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

2.             Summary of Significant Accounting Policies
The interim financial information as of March 31, 2010, and for the three months ended March 31, 2010, is unaudited.  Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted in this Form 10-Q pursuant to the rules and regulations of the Securities and Exchange Commission.  However, in the opinion of management, these interim financial statements include all the necessary adjustments to fairly present the results of the interim periods and all such adjustments are of a normal recurring nature.  The interim consolidated financial statements should be read in conjunction with the Partnership’s Annual Report on Form 10-K for the year ended December 31, 2009.

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

Changes in abandonment obligations for the three months ended March 31, 2010 and 2009 are as follows:

	2010	2009
Beginning of period	$360,903	$307,444
Additional abandonment obligations from new wells	274	-
Revisions of previous estimates	(45)	-
Accretion expense	5,862	6,941
End of period	$366,994	$314,385

4.             Subsequent Events
The Partnership has evaluated events and transactions that occurred after the balance sheet date of March 31, 2010.  The Partnership did not have any subsequent events that would require recognition in the financial statements or disclosures in these notes to the financial statements.

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

Should the net capitalized costs exceed the estimated present value of oil and gas reserves, discounted at 10%, such excess costs would be charged to current expense.  As of March 31, 2010, the net capitalized costs did not exceed the estimated present value of oil and gas reserves.

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

The Partnership recognizes income from its net profits interest in oil and gas property on an accrual basis, while the quarterly cash distributions of the net profits interest are based on a calculation of actual cash received from oil and gas sales, net of expenses incurred during that quarterly period.  If the net profits interest calculation results in expenses incurred exceeding the oil and gas income received during a quarter, no cash distribution is due to the Partnership's net profits interest until the deficit is recovered from future net profits.  The Partnership accrues a quarterly loss on its net profits interest provided there is a cumulative net amount due for accrued revenue as of the balance sheet date.  As of March 31, 2010, there were no timing differences, which resulted in a deficit net profit interest.

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

	Three Months Ended
	March 31,
	2010	2009
Oil production in barrels	8,068	8,057
Gas production in mcf	6,314	7,907
Total (BOE)	9,120	9,375
Average price per barrel of oil	$74.68	$37.39
Average price per mcf of gas	$8.03	$3.71
Partnership distributions	$325,000	$85,000
Limited partner distributions	$292,500	$76,500
Per unit distribution to limited partners	$28.83	$7.54
Number of limited partner units	10,147	10,147

Operating Results
The following discussion compares our results for the quarters ended March 31, 2010 and 2009.  Unless otherwise indicated, references to 2010 and 2009 within this section refer to the respective quarterly period.

Revenues
Comparing 2010 to 2009, oil and gas sales increased $322,658, of which price variances accounted for a $328,160 increase and production variances accounted for a $5,502 decrease.

Production in 2010 (on a BOE basis) was 3% lower than 2009.  Our oil production increased less than 1% in 2010 compared to 2009.  Our gas production was 20% lower in 2010 than 2009 due primarily to production declines on three wells.

In 2010, our realized oil price was 100% higher than 2009, and our realized gas price was 116% higher.  Historically, the markets for oil and gas have been volatile, and they are likely to continue to be volatile.

Oil and gas production costs on a BOE basis decreased from $26.95 per BOE in 2009 to $23.10 per BOE in 2010.  The decrease in oil and gas production costs in 2010 was due primarily to the change of production equipment on a well in 2009.

Expenses
Depletion on a BOE basis decreased 49% in 2010.  Comparing 2010 to 2009, depletion expense decreased $2,030, of which rate variances accounted for a $1,920 decrease and production variances accounted for a $110 decrease.

Accretion expense decreased 16% due primarily to a number of wells that reached their estimated plug and abandonment date at the end of 2009.

General and administrative (“G&A”) expenses were 2% lower in 2010 compared to 2009.

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

Liquidity and Capital Resources
Partnership distributions during the quarter ending March 31, 2010 were $325,000, of which $292,500 was distributed to the limited partners and $32,500 to the general partners.  Cumulative cash distributions of $17,156,148 have been made to the general and limited partners as of March 31, 2010.  As of March 31, 2010, $15,462,128 or $1,523.81 per limited partner unit has been distributed to the limited partners, representing 305% of contributed capital.

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

Internal Control Over Financial Reporting
There has not been any change in the Partnership’s internal control over financial reporting that occurred during the quarter ended March 31, 2010 that has materially affected, or is reasonably likely to materially affect, its internal control over financial reporting.

PART II. - OTHER INFORMATION

Item 1.                   Legal Proceedings

None

Item 1A.                Risk Factors

In evaluating all forward-looking statements, you should specifically consider various factors that may cause actual results to vary from those contained in the forward-looking statements.  Our risk factors are included in our Annual Report on Form 10-K for the year ended December 31, 2009, as filed with the U.S. Securities and Exchange Commission on March 31, 2010 and available at www.sec.gov.  There have been no material changes to these risk factors since the filing of our Form 10-K.

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

Southwest Royalties Institutional Income Fund
VIII-B, L.P., a Delaware limited partnership

By:	Southwest Royalties, Inc., Managing
General Partner

By:	/s/ L. Paul Latham
L. Paul Latham
President and Chief Executive Officer

Date:	May 14, 2010