Form 10-Q
period 2010-09-30
SOUTHWEST ROYALTIES INSTITUTIONAL INCOME FUND VIII B L P
filed 2010-11-12
CIK 825886

FORM 10-Q

SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C.  20549

(Mark One)

☒           QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2010

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

PART I. - FINANCIAL INFORMATION

Item 1.                      Financial Statements

The unaudited condensed financial statements included herein have been prepared by the Registrant (herein also referred to as the "Partnership") in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X.  Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements.  In the opinion of management, all adjustments necessary for a fair presentation have been included and are of a normal recurring nature.  The financial statements should be read in conjunction with the audited financial statements and the notes thereto for the year ended December 31, 2009, which are found in the Registrant's Annual Report on Form 10-K for the year ended December 31, 2009 filed with the Securities and Exchange Commission.  The December 31, 2009 balance sheet included herein has been taken from the Registrant's Annual Report on Form 10-K for the year ended December 31, 2009.  Operating results for the three and nine month periods ended September 30, 2010 are not necessarily indicative of the results that may be expected for the full year.

Southwest Royalties Institutional Income Fund VIII-B, L.P.
Balance Sheets

	September 30,	December 31,
	2010	2009
	(unaudited)
Assets

Current assets:
Cash and cash equivalents	$137,876	$76,137
Receivable from Managing General Partner	155,095	162,926
New Mexico income tax deposits	5,181	2,770
Total current assets	298,152	241,833

Oil and gas properties - using the full-
cost method of accounting	4,186,137	4,155,207
Less accumulated depreciation,
depletion and amortization	3,826,917	3,816,161

Net oil and gas properties	359,220	339,046
	$657,372	$580,879

Liabilities and Partners' Equity (Deficit)

Asset retirement obligation	$410,099	$360,903

Partners' equity (deficit):
General partner	(4,515)	(8,262)
Limited partners	251,788	228,238

Total partners' equity	247,273	219,976
	$657,372	$580,879

The accompanying notes are an integral
part of these financial statements.

Southwest Royalties Institutional Income Fund VIII-B, L.P.
Statements of Operations
(unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2010	2009	2010	2009
Revenues

Income from net profits interests	$309,898	$330,651	$1,233,015	$686,910
Interest	148	83	361	152
Miscellaneous income	-	-	2,485	-
	310,046	330,734	1,235,861	687,062

Expenses

Depreciation, depletion and amortization	3,471	3,574	10,756	11,647
Accretion expense	6,424	7,487	18,266	21,562
General and administrative	23,341	26,289	78,724	80,640
	33,236	37,350	107,746	113,849

Net income	$276,810	$293,384	$1,128,115	$573,213

Net income allocated to:

Managing General Partner	$28,028	$29,696	$113,887	$58,486

Limited Partners	$248,782	$263,688	$1,014,228	$514,727

Per limited partner unit	$24.52	$25.99	$99.95	$50.73

The accompanying notes are an integral
part of these financial statements.

Southwest Royalties Institutional Income Fund VIII-B, L.P.
Statements of Cash Flows
(unaudited)

	Nine Months Ended
	September 30,
	2010	2009
Cash flows from operating activities:
Cash received from income from net
profits interests	$1,238,435	$600,394
Cash paid to suppliers	(78,724)	(80,640)
Interest received	361	152
Miscellaneous income	2,485	-
Net cash provided by operating activities	1,162,557	519,906

Cash flows used in financing activities:
Distributions to partners	(1,100,818)	(511,293)

Net increase in cash and cash equivalents	61,739	8,613

Beginning of period	76,137	58,721

End of period	$137,876	$67,334

Reconciliation of net income to net cash
provided by operating activities:

Net income	$1,128,115	$573,213

Adjustments to reconcile net income to net
cash provided by operating activities:

Depreciation, depletion and amortization	10,756	11,647
Accretion expense	18,266	21,562
Decrease (increase) in receivables	5,420	(86,516)

Net cash provided by operating activities	$1,162,557	$519,906

Noncash investing and financing activities:

Increase in oil and gas properties –
Asset retirement obligations	$30,930	$23,594

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

2.	Summary of Significant Accounting Policies
The interim financial information as of September 30, 2010, and for the three and nine months ended September 30, 2010, is unaudited.  Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted in this Form 10-Q pursuant to the rules and regulations of the Securities and Exchange Commission. However, in the opinion of management, these interim financial statements include all the necessary adjustments to fairly present the results of the interim periods and all such adjustments are of a normal recurring nature. The interim consolidated financial statements should be read in conjunction with the Partnership’s Annual Report on Form 10-K for the year ended December 31, 2009.

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

Changes in abandonment obligations for the nine months ended September 30, 2010 and 2009 are as follows:

	2010	2009
Beginning of period	$360,903	$307,444
Revisions of estimates	30,656	23,594
Additional abandonment obligations from new wells	274	-
Accretion expense	18,266	21,562
End of period	$410,099	$352,600

4.	Subsequent Events
The Partnership has evaluated events and transactions that occurred after the balance sheet date of September 30, 2010.  The Partnership did not have any subsequent events that would require recognition in the financial statements or disclosures in these notes to the financial statements.

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

Should the net capitalized costs exceed the estimated present value of oil and gas reserves, discounted at 10%, such excess costs would be charged to current expense.  As of September 30, 2010, the net capitalized costs did not exceed the estimated present value of oil and gas reserves.

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

The Partnership recognizes income from its net profits interest in oil and gas property on an accrual basis, while the quarterly cash distributions of the net profits interest are based on a calculation of actual cash received from oil and gas sales, net of expenses incurred during that quarterly period.  If the net profits interest calculation results in expenses incurred exceeding the oil and gas income received during a quarter, no cash distribution is due to the Partnership's net profits interest until the deficit is recovered from future net profits.  The Partnership accrues a quarterly loss on its net profits interest provided there is a cumulative net amount due for accrued revenue as of the balance sheet date.  As of September 30, 2010, there were no timing differences, which resulted in a deficit net profit interest.

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

	Three Months Ended
	September 30,
	2010	2009
Oil production in barrels	7,956	8,541
Gas production in mcf	6,450	4,720
Total (BOE)	9,031	9,328
Average price per barrel of oil	$71.92	$64.20
Average price per mcf of gas	$5.95	$4.93
Partnership distributions	$375,000	$275,000
Limited partner distributions	$337,500	$247,500
Per unit distribution to limited partners	$33.26	$24.39
Number of limited partner units	10,147	10,147

Operating Results
The following discussion compares our results for the quarters ended September 30, 2010 and 2009.  Unless otherwise indicated, references to 2010 and 2009 within this section refer to the respective quarterly period.

Revenue
Comparing 2010 to 2009, oil and gas sales increased $38,975, of which price variances accounted for a $67,997 increase and production variances accounted for a $29,022 decrease.

Production in 2010 (on a BOE basis) was 3% lower than 2009.  Our oil production decreased 7% in 2010.  Gas production was 37% higher in 2010 than 2009 due primarily to production increases on five properties.

In 2010, our realized oil price was 12% higher than 2009, while our realized gas price was 21% higher.  Historically, the markets for oil and gas have been volatile, and they are likely to continue to be volatile.

Oil and gas production costs on a BOE basis increased from $25.83 per BOE in 2009 to $33.29 per BOE in 2010.  The increase in oil and gas production costs in 2010 was due primarily to subsurface repairs on a saltwater disposal well.

Expenses
Depletion on a BOE basis decreased less than 1% in 2010.  Comparing 2010 to 2009, depletion expense decreased $103, of which rate variances accounted for an $11 increase and production variances accounted for a $114 decrease.

Accretion expense decreased 14% in 2010 due primarily to a number of wells that reached their estimated plug and abandonment date at the end of 2009.

General and administrative (“G&A”) expenses were 11% lower in 2010 due primarily to lower engineering expenses.

Supplemental Information
The following unaudited information is intended to supplement the financial statements included in this Form 10-Q with data that is not readily available from those statements.

	Nine Months Ended
	September 30,
	2010	2009
Oil production in barrels	25,845	25,370
Gas production in mcf	21,648	20,611
Total (BOE)	29,453	28,805
Average price per barrel of oil	$73.49	$51.91
Average price per mcf of gas	$6.50	$4.17
Partnership distributions	$1,100,818	$511,293
Limited partner distributions	$990,678	$460,064
Per unit distribution to limited partners	$97.63	$45.34
Number of limited partner units	10,147	10,147

Operating Results
The following discussion compares our results for the nine months ended September 30, 2010 and 2009.  Unless otherwise indicated, references to 2010 and 2009 within this section refer to the respective nine-month period.

Revenue
Comparing 2010 to 2009, oil and gas sales increased $637,201 of which price variances accounted for a $608,220 increase and production variances accounted for a $28,981 increase.

Production in 2010 (on a BOE basis) was 2% higher than 2009.  Our oil production increased 2% in 2010 than 2009.  Gas production was 5% higher in 2010 than 2009.

In 2010, our realized oil price was 42% higher than 2009, while our realized gas price was 56% higher.  Historically, the markets for oil and gas have been volatile, and they are likely to continue to be volatile.

Oil and gas production costs on a BOE basis increased from $24.85 per BOE in 2009 to $27.40 per BOE in 2010.  The increase in oil and gas production costs in 2010 was due primarily to subsurface repairs on a saltwater disposal well and a workover on an oil well.

Expenses
Depletion on a BOE basis decreased 10% in 2010.  Comparing 2010 to 2009, depletion expense decreased $891, of which rate variances accounted for a $1,153 decrease and production variances accounted for a $262 increase.

Accretion expense decreased 15% in 2010 due primarily to a number of wells that reached their estimated plug and abandonment date at the end of 2009.

General and administrative (“G&A”) expenses were 2% lower in 2010 as compared to 2009.

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

Liquidity and Capital Resources
Partnership distributions during the nine months ended September 30, 2010 were $1,100,818, of which $990,678 was distributed to the limited partners and $110,140 to the general partners.  Cumulative cash distributions of $17,931,966 have been made to the general and limited partners as of September 30, 2010.  As of September 30, 2010, $16,160,306 or $1,592.62 per limited partner unit has been distributed to the limited partners, representing 319% of contributed capital.

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

Internal Control Over Financial Reporting
There has not been any change in the Partnership’s internal control over financial reporting that occurred during the nine months ended September 30, 2010 that has materially affected, or is reasonably likely to materially affect, its internal control over financial reporting.

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

Southwest Royalties Institutional Income Fund
VIII-B, L.P., a Delaware limited partnership

By:	Southwest Royalties, Inc., Managing
General Partner

By:	/s/ L. Paul Latham
L. Paul Latham
President and Chief Executive Officer

Date:	November 12, 2010